Form 10-Q
period 2017-09-30
iPic Entertainment Inc.
filed 2018-03-13
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017.

  OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 001-38380

iPic Entertainment Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3129582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Mizner Park, 433 Plaza Real, Ste. 335, Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (561) 886-3232

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2018
Class A Common stock, par value $0.0001 per share	1,248,159 shares
Class B Common Stock, par value $0.0001 per share	9,926,621 shares

iPic Entertainment Inc.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

There are certain statements within this Quarterly Report on Form 10-Q that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology, but the absence of these particular words does not mean that a statement is not forward-looking.

You should read this Quarterly Report on Form 10-Q, and the documents that we reference herein, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Quarterly Report on Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors that you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our inability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets;
●	our inability to optimize our theater circuit through new construction and transforming our existing theaters;
●	competition from other theater chains and restaurants;
●	our inability to operate profitably;
●	our dependence on a small number of suppliers for motion picture products;
●	our inability to manage fluctuations in attendance in the motion picture exhibition industry;
●	our inability to address the increased use of alternative film delivery methods or other forms of entertainment;
●	our ability to serve menu items that appeal to our guests and to avoid food safety problems;
●	our inability to obtain sufficient capital to open up new units, to renovate existing units and to deploy strategic initiatives;
●	our ability to address issues associated with entering into long-term non-cancelable leases;
●	our inability to protect against security breaches of confidential guest information;
●	our inability to manage our growth;
●	our inability to maintain sufficient levels of cash flow, or access to capital, to meet growth expectations;
●	our inability to manage our substantial level of outstanding debt;
●	our ability to continue as a going concern;
●	our failure to meet any operational and financial performance guidance we provide to the public; and
●	our ability to compete and succeed in a highly competitive and evolving industry.

Although the forward-looking statements in this Quarterly Report are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained. Should one or more of the risks or uncertainties referred to above and elsewhere in this Quarterly Report materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material and adverse respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

iPic Entertainment Inc.
Unaudited Balance Sheet

(In thousands, except share data)

October 18, 2017
Assets	$-

Commitments and Contingencies

Stockholder’s Equity
Common Stock, par value $0.01 per share, 100 shares authorized, 100 shares issued and outstanding
Total stockholder’s equity	$-

See accompanying notes to unaudited balance sheet.

iPic Entertainment Inc.
Notes to Unaudited Balance Sheet
October 18, 2017

($ in thousands, except share data)

NOTE 1 — ORGANIZATION

Organization

iPic Entertainment Inc. (the “Company”, “we”, “our” or “us”) was formed as a Delaware corporation on October 18, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of iPic-Gold Class Entertainment, LLC (“iPic-Gold Class”) and its subsidiaries. Additionally, iPic-Gold Class Holdings LLC (“Holdings") was formed as a Delaware limited liability company on December 22, 2017, to hold the equity interests of iPic-Gold Class. As of the completion of the IPO and related transactions, the Company is the sole manager of Holdings, and Holdings is the sole managing member of iPic-Gold Class and its subsidiaries. iPic-Gold Class and its subsidiaries continue to conduct the business conducted by these subsidiaries prior to the IPO and related transactions.

Initial Public Offering

On February 1, 2018, the Company completed its IPO of 818,429 shares of Class A Common Stock at a public offering price of $18.50 per share. We received approximately $13,600 in proceeds, net of selling agent discounts and commission, but before offering expenses of approximately $1,500. We used the net proceeds from our IPO to purchase 818,429 newly issued common units of Holdings (“Common Units”) at a price per Common Unit of $18.50. After the IPO, the pre-IPO owners of iPic-Gold Class (the “Original iPic Equity Owners”) control approximately 92.68% of the combined voting power of all classes of our Common Stock as a result of their ownership of 429,730 shares of our Class A Common Stock and all of the 9,926,621 shares of our Class B Common Stock, each share of which is entitled to one vote on all matters submitted to a vote of our stockholders but has no economic rights.

Subsequent to the IPO and the Organizational Transactions (as defined below) our sole assets are Common Units of Holdings. As a result of the Organizational Transactions, in the first quarter of 2018, we will consolidate the financial results of Holdings and iPic-Gold Class and its subsidiaries with our financial results and report non-controlling interests to reflect the interests of Common Units held by parties other than the Company.

See Note 3 – Subsequent Events below for a further description of the IPO and the Organizational Transactions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The accompanying unaudited balance sheet has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income, changes in stockholder’s equity, and cash flows have not been presented, as the Company did not engage in any business activities as of the date the information is presented.

Use of Estimates

The preparation of the unaudited balance sheet in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited balance sheet. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, such estimates may ultimately differ from actual results.

NOTE 3 — SUBSEQUENT EVENTS

Organizational Transactions

Immediately prior to or in connection with the closing of our IPO on February 1, 2018, we and the Original iPic Equity Owners consummated the following organizational transactions (the “Organizational Transactions”):

●

All of the membership interests in iPic-Gold Class were contributed by the Original iPic Equity Owners to Holdings in exchange for all of the membership interests in Holdings (the “LLC Interests”), following which iPic-Gold Class became 100% owned and controlled by Holdings;

●

We amended and restated the limited liability company agreement of Holdings (the “Holdings LLC Agreement”), to, among other things, provide for the organizational structure described below under “Organizational Structure Following the IPO”;

●

We amended and restated the limited liability company agreement of iPic-Gold Class to appoint Holdings as the sole managing member of iPic-Gold Class and to reflect iPic-Gold Class’s status as a wholly-owned subsidiary of Holdings;

●

Certain of the Original iPic Equity Owners transferred the LLC Interests that they held in Holdings to certain direct or indirect members of such Original iPic Equity Owners. The recipients of these LLC Interests, together with the Original iPic Equity Owners that did not transfer any of the LLC Interests that they held in Holdings, are collectively referred to herein as the “Continuing iPic Equity Owners”;

●	We amended and restated the Company’s Certificate of Incorporation to, among other things, (i) provide for Class A Common Stock and Class B Common Stock and (ii) issue shares of Class B Common Stock to the Continuing iPic Equity Owners, on a one-to-one basis with the number of LLC Interests they owned, for nominal consideration;

●	We issued 818,429 shares of our Class A Common Stock to the purchasers in the IPO in exchange for net proceeds of approximately $13,600 at $18.50 per share, after deducting selling agents’ discounts and commissions but before offering expenses payable by us.;

●	We used all of the net proceeds from the IPO to purchase newly-issued LLC Interests from Holdings at a purchase price per interest equal to the net proceeds, before expenses, to us per share of Class A Common Stock, collectively representing 7.32% of Holdings’ outstanding LLC Interests; and

●	We issued 429,730 shares of our Class A Common Stock to certain Continuing iPic Equity Owners in exchange for an equivalent number our Class B Common Stock and LLC Interests they owned.

Organizational Structure Following the IPO

Immediately following the completion of the IPO:

●	The Company is the sole manager of Holdings, and Holdings is the sole managing member of iPic- Gold Class. The Company, therefore, directly or indirectly controls the business and affairs of, and conducts its day-to-day business through, iPic-Gold Class and its subsidiaries;
●	The Company’s Amended and Restated Certificate of Incorporation and the Holdings LLC Agreement require that (i) we at all times maintain a ratio of one LLC Interest owned by us for each share of Class A Common Stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) Holdings at all times maintain (x) a one-to-one ratio between the number of shares of Class A Common Stock issued by us and the number of LLC Interests owned by us and (y) a one-to-one ratio between the number of shares of Class B Common Stock owned by the Continuing iPic Equity Owners and the number of LLC Interests owned by the Continuing iPic Equity Owners;

●	Class A Common Stockholders own 1,248,159 shares of Class A Common Stock, representing approximately 11.17% of the combined voting power of our Class A and Class B Common Stock, and participate in approximately 11.17% of the economic interest in Holdings; and

●	The Continuing iPic Equity Owners own (i) LLC Interests, representing 88.83% of the economic interest in Holdings, and (ii) through their ownership of Class A and Class B Common Stock, approximately 92.68% of the combined voting power of our Class A and Class B Common Stock. Following the IPO, each LLC Interest held by the Continuing iPic Equity Owners is redeemable, at the election of such members, for, at our option, newly-issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of such election by a Continuing iPic Equity Owner, we may, at our option, instead effect a direct exchange of cash or Class A Common Stock for such LLC Interests in lieu of such a redemption. Any such redemption or exchange is required to be in accordance with the terms of the Holdings LLC Agreement. When a Continuing iPic Equity Owner’s LLC Interests are redeemed or exchanged, we will cancel the number of shares of Class B Common Stock held by such Continuing iPic Equity Owner equal to the number of LLC Interests of such Continuing iPic Equity Owner that were redeemed or exchanged. The decisions made by us are made by our board of directors, which currently includes directors who hold LLC Interests or are affiliated with holders of LLC Interests and may include additional directors with similar affiliations in the future.

Although we own a minority economic interest in Holdings, we have the sole voting interest in, and control the management of, Holdings and, indirectly, iPic-Gold Class. As a result, we will consolidate in the first quarter of 2018 both Holdings and iPic-Gold Class in our consolidated financial statements and will report non-controlling interests related to the LLC Interests held by the Continuing iPic Equity Owners We have a board of directors and executive officers, but have no other employees. All of our employees and their functions reside at iPic-Gold Class and its subsidiaries.

2017 Equity Incentive Plan

The Board of Directors and the former unitholders of iPic-Gold Class have adopted and approved the iPic – Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan”), under which equity awards may be made in respect of 1,600,000 membership units of iPic-Gold Class (“Units”), which number of authorized Units is subject to automatic increases.

On December 21, 2017, iPic-Gold Class granted 955,300 options with an exercise price of $18.13 per share to our named executive officers and certain other employees under the 2017 Equity Incentive Plan.

Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted units, phantom units, unit appreciation rights, dividend equivalent rights, unit awards and performance-based awards (including performance units, performance phantom units and performance-based restricted units). Subsequent to the IPO, the 2017 Equity Incentive Plan was migrated to iPic Entertainment Inc. and any awards previously granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic Entertainment Inc.

Closing of Location

After a detailed review of all seven locations with Generation I auditoriums, the Company has decided against reinvestment at its Glendale, Wisconsin location, where the Bayshore Mall is now in receivership. The Company has instead announced the closing of this location effective March 8, 2018. The remaining minimum lease obligation at the date of closure is approximately $3,300.

iPic-Gold Class Entertainment, LLC
Unaudited Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$3,868	$4,653
Accounts receivable	3,496	4,081
Inventories	1,065	1,227
Prepaid expenses	716	2,816

Total current assets	9,145	12,777

Property and equipment, net	144,881	164,439
Deposits	217	232
Convertible note receivable	250	—

Total assets	$154,493	$177,448

Liabilities and Members’ Deficit
Accounts payable	$10,275	$11,797
Accrued expenses	3,501	2,601
Accrued interest	3,680	955
Accrued payroll	2,124	3,609
Accrued insurance	—	1,327
Taxes payable	1,315	2,435
Deferred revenue	6,524	7,234
Deposits and other current liabilities	464	—
Total current liabilities	27,883	29,958

Long-term debt – related party	138,225	127,713
Notes payable to related parties	50,385	47,688
Deferred rent	51,197	50,336
Accrued construction liabilities	—	12,771
Accrued interest – long-term	4,555	2,903

Total liabilities	272,245	271,369

Commitments and Contingencies – Note 6

Members’ Deficit
Members’ contributions	34,493	24,369
Accumulated deficit	(152,245)	(118,290)

Total members’ deficit	(117,752)	(93,921)

Total liabilities and members’ deficit	$154,493	$177,448

See accompanying notes to unaudited condensed consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Revenues
Food and beverage	$55,270	$44,865	$17,569	$15,750
Theater	45,550	40,038	14,770	14,095
Other	1,145	527	252	237
Total revenues	101,965	85,430	32,591	30,082

Operating expenses
Cost of food and beverage	15,154	12,067	4,847	4,304
Cost of theater	17,522	15,564	5,238	5,395
Operating payroll and benefits	28,480	21,964	9,574	7,475
Occupancy expenses	13,443	12,377	4,677	4,043
Other operating expenses	18,764	14,371	6,228	5,356
General and administrative expenses	11,061	9,196	4,424	3,355
Depreciation and amortization expense	14,552	11,293	4,974	4,001
Pre-opening expenses	1,634	3,094	2	2,223
Impairment of property and equipment	3,332	-	-	-
Operating expenses	123,942	99,926	39,964	36,152

Operating loss	(21,977)	(14,496)	(7,373)	(6,070)

Other income (expense)

Interest (expense), net	(11,918)	(8,532)	(4,135)	(3,273)
Other income	5	-	-	-
Total other (expense)	(11,913)	(8,532)	(4,135)	(3,273)

Net loss before income tax expense	(33,890)	(23,028)	(11,508)	(9,343)

Income tax expense	65	46	22	16

Net loss	$(33,955)	$(23,074)	$(11,530)	$(9,359)

Unaudited pro forma net loss per Class A common share (Note 11)

Basic	$(3.04)		$(1.03)
Diluted	$(3.04)		$(1.03)

Unaudited pro forma weighted-average number of Class A common shares outstanding (Note 11)
Basic	1,248,159		1,248,159
Diluted	1,248,159		1,248,159

Unaudited pro forma income tax expense (Note 11)	$65		$22

See accompanying notes to unaudited condensed consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(33,955)	$(23,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,552	11,293
Impairment of property and equipment	3,332	-
Loss on disposal of property and equipment	8	89
Amortization of deferred rent	(511)	(111)
Lease incentive payments received from lessors	140	18,173
Effective interest adjustment	(266)	(117)
Net changes in operating assets and liabilities:
Accounts receivable	2,849	5,053
Inventory	162	98
Prepaid expenses	2,101	1,480
Deposits	15	(60)
Accounts payable	(1,459)	(2,223)
Accrued expenses and other current liabilities	(2,564)	(3,239)
Accrued interest	4,643	(273)
Deferred revenue	(717)	(1,087)

Net cash provided by (used in) operating activities	(11,670)	6,002

Cash flows from investing activities:
Purchases of property and equipment	(13,141)	(45,805)
Investment in convertible note receivable	(250)	-

Net cash used in investing activities	(13,391)	(45,805)

Cash flows from financing activities:
Capital contributions	12,394	-
Repayment of notes payable to related parties	(341)	-
Borrowings on related party notes	13,550	36,530
Repayment of short-term borrowings	(1,327)	(982)

Net cash provided by financing activities	24,276	35,548

Net decrease in cash and cash equivalents	(785)	(4,255)
Cash and cash equivalents at the beginning of period	4,653	8,182

Cash and cash equivalents at the end of period	$3,868	$3,927

See accompanying notes to unaudited condensed consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,680	$9,232
Cash paid for income taxes	$87	$61

Supplemental disclosures of non-cash flow activity:
Property and equipment financed through liabilities	$908	$2,131
Non-cash capital distributions	$2,270	-

See accompanying notes to unaudited condensed consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Unaudited Condensed Consolidated Statement of Changes in Members’ Deficit

(In thousands)

	Members’ Contributions	Accumulated Deficit	Total Members’ Deficit
Members’ deficit – January 1, 2017	$24,369	$(118,290)	$(93,921)

Members’ contributions	12,394	-	12,394

Non-cash distribution to members	(2,270)	-	(2,270)

Net loss	-	(33,955)	(33,955)

Members’ deficit – September 30, 2017	$34,493	$(152,245)	$(117,752)

See accompanying notes to unaudited condensed consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2017 and 2016

($ in thousands, except share data)

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim condensed consolidated financial statements include the accounts of iPic-Gold Class Entertainment, LLC (“iPic Gold-Class”) and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany balances and transactions have been eliminated in consolidation.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements that included explanatory going concern language in the independent registered public accounting firm’s report accompanying those statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the financial position of the Company as of September 30, 2017, the results of operations for the three and nine month periods ended September 30, 2017 and 2016 and the cash flows for the nine month periods ended September 30, 2017 and 2016, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Offering Circular of iPic Entertainment Inc. filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 253(g)(2) under the Securities Act of 1933, as amended (File No. 024-10773). Due to the seasonal nature of the Company’s business, results for the periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

iPic-Gold Class is a Delaware limited liability company that was formed on September 22, 2010. iPic-Gold Class manages movie theaters and restaurants across the United States.

At September 30, 2017 and 2016, the Company operated a total of sixteen and fifteen cinemas, respectively, in the following locations throughout the United States:

●Glendale, Wisconsin	●Scottsdale, Arizona
●Pasadena, California	●Bolingbrook, Illinois
●Austin, Texas	●South Barrington, Illinois
●Fairview, Texas	●Los Angeles, California
●Boca Raton, Florida	●Houston, Texas
●Bethesda, Maryland	●Fort Lee, New Jersey
●North Miami, Florida	●New York, New York
●Redmond, Washington	●Dobbs Ferry, New York*

*	Location was opened during the nine months ended September 30, 2017.

Segments: We have identified one reportable segment for our operations.

New Accounting Pronouncements: As an emerging growth company, the Company has elected the option to defer the effective date for adoption of new or revised accounting guidance. This option allows the Company to adopt new guidance on the effective date for entities that are not public business entities.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 permits the use of either the retrospective or modified retrospective transition method. The original effective date for ASU No. 2014-09 has been deferred and is now effective for public business entities, certain non-for-profit entities, and certain employee benefit plans for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. The Company believes that the adoption of ASU No. 2014-09 will primarily impact its accounting for its membership program, gift cards, customer incentives and amounts recorded as deferred revenue. The Company is continuing to further evaluate the full impact that ASU No. 2014-09 will have on its unaudited condensed consolidated financial statements and related disclosures. To that end, the Company has begun conducting initial analyses to determine necessary adjustments to existing accounting policies and to support an evaluation of the impact of ASU No. 2014-09 on the Company’s unaudited consolidated results of operations and financial position.

In 2016, the FASB issued various amendments to ASU No. 2014-09, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The purpose of this additional guidance is to clarify the implementation of ASU No. 2014-09. This guidance is effective concurrent with ASU No. 2014-09.

In February 2016, the FASB codified Accounting Standards Codification (“ASC”) Topic No. 842, Leases, which requires companies to present substantially all leases on their balance sheets but continue to recognize expenses on their income statements in a manner similar to today’s accounting. The new guidance also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expenses expected to be recognized from existing leases. The new guidance requires companies to adopt its provisions by modified retrospective adoption and will be effective for public business entities for years beginning after December 15, 2018, including interim periods within those years. Nonpublic business entities should apply the amendments for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted for all entities upon issuance. The Company is currently evaluating the impacts this new guidance will have on its unaudited condensed consolidated financial statements. The Company currently expects that the majority of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company expects that adoption will result in a material increase in the assets and liabilities presented in its unaudited condensed consolidated balance sheets.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU No. 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for public business entities for years beginning after December 15, 2017, and interim periods within those years. For all other entities, the amendments are effective for years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019. Early application is permitted, including adoption in an interim period. The Company is evaluating the impact that ASU No. 2016-15 will have on its unaudited condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity (VIE) in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. ASU No. 2016-17 is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early application is permitted, including adoption in an interim period. The Company is evaluating the impact that ASU No. 2016-17 will have on its unaudited condensed consolidated financial statements.

Use of Estimates: The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include assessing the collectability of accounts receivable, breakage on gift cards and the useful life and impairment of long-lived assets. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Fair Value of Financial Instruments: The fair value of accounts receivable and accounts payable approximate their respective carrying values due to the short-term nature of those instruments. The Company believes it is not practicable to determine the fair value of its debt without incurring excessive costs because interest rates and other terms for similar debt are not readily available.

Variable Interest Entities: A variable interest entity (“VIE”) is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from any entities; (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both; or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. To determine whether an entity is considered to be a VIE, the Company first performs a qualitative analysis, which requires certain subjective decisions regarding its assessments, including, but not limited to, the existence of a principal-agency relationship between the parties, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement.

The Company would consolidate the results of any such entity in which it determined that it had a controlling financial interest. The Company would have a controlling financial interest in such an entity if the Company had both the power to direct the activities that most significantly affect the VIE’s economic performance and the obligation to absorb the losses of, or right to receive benefits from, the VIE that could be potentially significant to the VIE. The Company reassesses regularly whether it has a controlling financial interest in any such entities in which it has a variable interest.

Cash and Cash Equivalents: The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable: Accounts receivable are stated at their estimated net realizable value. As of September 30, 2017 and December 31, 2016, the Company recorded $3,496 and $4,081, respectively, of accounts receivable, of which $1,540 and $2,008 relate to amounts owed by Vantiv and American Express for credit card transactions processed before September 30, 2017 and December 31, 2016, respectively. Such amounts were collected in early October 2017 and January 2017, respectively. Receivables are written off when they are considered uncollectible. The Company does not accrue interest on its receivables. At September 30, 2017 and December 31, 2016, the Company determined that all receivables were fully collectible and therefore, no allowance for doubtful accounts has been recorded.

Revenue Recognition: The Company recognizes theater revenue at the time tickets are remitted to the theater for admission. Food and beverage revenue is recognized at the point of sale. The proceeds from advance ticket sales and the sale of gift certificates are deferred and recognized as revenues once the respective admission ticket that was purchased in advance or gift certificate is received at the theaters.

The Company is required to collect certain taxes from customers on behalf of government agencies and remit these to the applicable government agencies on a periodic basis. These taxes are legal assessments on the customer and the Company has a legal obligation to act as a collection agent. Because the Company does not retain these taxes, the Company does not include such amounts in revenues. The Company records a liability when the amounts are collected and relieves the liability when payments are made to the applicable government agencies.

The Company maintains a membership program, whereby members earn and accrue points based on purchases, which are redeemable on future purchases of tickets or food and beverage. For every dollar a member spends, the member receives one point which is equal to ten cents. Points are redeemable once a member earns 200 points or greater. The Company uses the deferred revenue model which results in the transaction price being allocated to the products and services sold and the award credits, with revenue recognized as each element is delivered. The portion of the theater and food and beverage revenues attributed to the rewards is deferred as a reduction of theater and food and beverage revenues, respectively. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. The Company charges an annual fee for this membership program, which is recorded as deferred revenue and recognized as revenue ratably over the twelve-month membership period. The revenue from the annual fee is included in other revenues in the accompanying unaudited condensed consolidated statements of operations.

The Company sells gift cards to its customers at its locations and through its website. There are no administrative fees charged nor do the gift cards have an expiration date. Revenues from gift cards are recognized when gift cards are redeemed. In addition, the Company recognizes “breakage” on unredeemed gift cards based upon historical redemption patterns and the time that has transpired since the card was last used. Quarterly, the Company recognizes breakage proportionally to the percentage of redemptions that historically occur in each year after a gift card is sold. Revenue from gift card breakage is included in other revenues in the accompanying unaudited condensed consolidated statements of operations.

Film Exhibition Costs: Film exhibition costs are accrued based on the applicable theater receipts and estimates of the final settlement to the film licensors. Such amounts are included in cost of theater in the accompanying unaudited condensed consolidated statements of operations.

Concentration of Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash with high credit quality financial institutions. The Company has never experienced any losses related to its uninsured balances. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 in the aggregate and may exceed federally insured limits. A total of approximately $4,122 was held in one financial institution, at September 30, 2017.

Inventories: Inventories are comprised of concession goods, which include food and beverage, and theater supplies. Inventories are stated at the lower of average cost or market.

Property and Equipment: Property and equipment is stated at fair value based on assets acquired at inception of iPic-Gold Class and historical cost for subsequent acquisitions, less accumulated depreciation and amortization. Depreciable assets are depreciated from the date of acquisition or, for constructed assets, from the time the asset is completed and held ready for use.

Depreciation of property and equipment is computed under the straight-line method over the expected useful lives of applicable assets. Useful lives by asset class are as follows.

Furniture, fixtures and office equipment	5-7 years
Projection equipment and screens	7 years
Computer hardware and software	2-5 years
Leasehold improvements	Lesser of term of lease or asset life

When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation/amortization is removed from the accounts, and any resulting gain or loss is included in earnings. The costs of normal maintenance, repairs and minor replacements are charged to expense when incurred.

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the nine months ended September 30, 2017 and 2016, the Company incurred interest costs totaling $12,113 and $8,895, respectively, of which $195 and $363 was capitalized, respectively. For the three months ended September 30, 2017 and 2016, the Company incurred interest costs totaling $4,135 and $3,479, respectively, of which $0 and $206 was capitalized, respectively.

Long-Lived Assets: The Company reviews long-lived assets for possible impairment using a three-step approach. Under the first step, management determines whether an indicator of impairment is present (a “Triggering Event”). If a Triggering Event has occurred, the second step is to test for recoverability based on a comparison of the asset’s carrying amount with the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the future undiscounted cash flows is less than the carrying amount of the asset, the third step is to recognize an impairment loss for the excess of the asset’s carrying amount over its fair value. There were Triggering Events in the nine months ended September 30, 2017 that required us to test the recoverability of certain long-lived assets and an impairment loss of $3,332 was recorded in the second quarter of 2017 for one of our locations. No impairment loss was identified for the three months ended September 30, 2017 and 2016 nor for the nine months ended September 30, 2016.

Income Taxes: The Company is a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of the Company is ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where the Company is subject to income taxes. As such, the Company has not recorded a provision for federal income taxes or for taxes in states and local jurisdictions that do not assess taxes at the entity level.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded. The Company’s tax filings are generally subject to examination for a period of three years from the filing date. Management has not identified any tax position taken that require income tax reserves to be established.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no amounts accrued for interest or penalties at September 30, 2017 and December 31, 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

The Company reduces its deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. Management determined that based on all available evidence, a full valuation allowance was required for all U.S. state deferred tax assets due to losses incurred for the past several years.

Accrued Construction Liabilities: Accrued construction liabilities represents costs that were refinanced on a long-term basis subsequent to the date of the unaudited condensed consolidated balance sheets with long-term debt and costs incurred by landlords related to leases for which the Company concludes that it has substantially all of the construction-period risks.

Accrued Interest — Long-Term: Accrued interest — long-term includes deferred interest recorded on the Company’s increasing-rate debt and accrued interest on related party notes that the Company does not expect to liquidate within one year of the date of the unaudited condensed consolidated balance sheets.

Pre-Opening Expenses: Pre-opening expenses consist primarily of advertising and other start-up costs incurred prior to the operation of new theaters and are expensed as incurred.

Advertising and Marketing Expenses: The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing expenses of $632 and $769 for the three months ended September 30, 2017 and 2016, respectively, and $2,169 and $1,963 for the nine months ended September 30, 2017 and 2016, respectively. These expenses are included in other operating expenses in the accompanying unaudited condensed consolidated statements of operations.

Leases: The Company’s operations are conducted on premises occupied under lease agreements with initial base terms of 15 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term.

Most of the Company’s leases include escalation clauses. The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has control and access to the leased premises, which is generally a date prior to the lease commencement date contained in the lease agreement. The Company views “rent holidays” as an inducement contained in the lease agreement that provides for a period of “free rent” during the lease term. The Company records lease incentive payments received from lessors under operating lease agreements as deferred rent, which it amortizes on a straight-line basis as reductions to rent expense over the terms of the respective leases. If the Company concludes that it has substantially all of the construction-period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction-period. At September 30, 2017, there was no balance in the accrued construction liabilities. As of December 31, 2016, a liability of $10,031 is recorded in accrued construction liabilities in the accompanying unaudited condensed consolidated balance sheets.

NOTE 2 — VARIABLE INTEREST ENTITIES

In May 2017, certain members of the Company established a limited liability company, iPic-Delray Investment, LLC (“Delray”) which has a 50% ownership in a joint venture, Delray Beach 4th and 5th Avenue Developer, LLC (“Developer”). Developer owns 8% of a limited liability company, Delray Beach 4th and 5th Avenue Holdings, LLC (“Holdings”) that is developing an area in Delray Beach, Florida to include a theater complex, office space, retail shops and parking garages. The Company will be the lessee of the theater and a portion of the office space, which will serve as the Company’s new headquarters. In total, the Company will lease approximately 65% of the available property.

In May 2017, the Company distributed construction in process with a cost basis of approximately $2,400 primarily consisting of pre-development costs that had been incurred to date, to certain of its members (the owners of Delray). Those members in turn contributed those assets to Delray in exchange for their ownership interest. Delray then contributed those assets to Developer and Holdings in exchange for its ownership interests in those entities. These capital contributions were determined to have an estimated fair value of approximately $6,400. As the fair value exceeded the contribution required to acquire Delray’s ownership in Developer and Holdings, cash totaling approximately $4,000 was paid by the 92% owners of Holdings to Developer as an initial distribution upon formation of the respective entities. Of this amount, approximately $3,400 was distributed by Developer to Delray, which Delray distributed to its owners. Delray’s owners then contributed this cash back to the Company. The distribution of assets was accounted for by the Company at carryover basis with a resulting increase in equity resulting from the difference between the cash received from its members and the cost basis of the assets distributed.

Delray is not a business and was established to participate in the development of the theater and office space. The Company has a shared services agreement with Delray to provide Delray with employees, technical services, administrative and support services. Under this agreement the Company agreed to assume operating responsibility for Developer under the ultimate supervision and control of Delray pursuant to a development management agreement that Developer has with Holdings to provide these services. These agreements will end upon completion of the development of the project, which is anticipated to occur in January 2019. The Company will be paid an annual fee for these services under the shared services agreement that equates to 50% of the fee paid to Developer under the development management agreement. The other 50% will be paid to the other 50% owner of Developer. In addition, the Company is obligated to cover certain losses or additional capital calls that may arise related to a completion guaranty on the development project. The Company has also signed an indemnification agreement, along with an affiliate of the other 50% owner of Developer, to indemnify Holdings for certain conditions and to maintain a minimum aggregate net worth, on a combined basis, of $15,000 which shall include $1,650, on a combined basis, of liquid assets through the completion of the development of the project. Should the combined net worth of the Company and the affiliate of the other 50% owner in Developer fall below $15,000, the parties must provide additional collateral to Holdings subject to their review and consent.

Delray was determined to be a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support from any entities. Based on the Company’s qualitative analysis, the Company made the determination that while it has the obligation to absorb losses of Delray that may be significant pursuant to the completion guaranty, it does not have the power to direct the activities of Delray that most significantly impact its economic performance. Therefore, consolidation of Delray by the Company is not required because the Company is not the primary beneficiary of Delray.

Developer and Holdings were also determined by the Company to be VIE’s because their total equity at risk is not sufficient to finance their activities without additional subordinated financial support from any entities. The Company’s involvement with these entities consists of assisting in the formation and financing of the entities, providing recourse and/or liquidity support if necessary, and receiving fees for services provided under the shared services agreement through the development management agreement. Based on the Company’s qualitative analysis, including consideration of the related party nature of the entities involved, the Company is not required to consolidate Developer because power is shared 50/50 under the terms of the joint venture agreement. In addition, based on the Company’s qualitative analysis, the Company is not required to consolidate Holdings because the nature of the Company’s involvement with the activities of Holdings does not give it the power over decisions that most significantly impact Holdings’ economic performance.

The Company’s largest exposure to any single unconsolidated VIE is its responsibility to act under the completion guaranty whereby the Company is obligated to cover certain losses or additional capital calls required by Delray until the completion of the development of the project related to its ownership in Developer. Of this amount, the Company would be responsible for half with the other half being guaranteed by an affiliate of the other 50% owner of Developer. As of September 30, 2017, the value of this potential guarantee was determined to be nominal and there have been no fees paid to date on the guarantees, as the probability of the Company’s requirement to act under the guarantee was determined to be remote. The Company did not hold any assets or liabilities in any of the unconsolidated VIEs as of September 30, 2017. The Company will continue to evaluate its relationships to these VIEs on an ongoing basis.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment, net consists of the following:

	September 30, 2017	December 31, 2016
Leasehold improvements	$136,249	$134,396
Furniture, fixtures and office equipment	54,412	52,229
Construction in progress (site development)	2,137	17,347
Projection equipment and screens	12,788	12,684
Computer hardware and software	7,047	6,281
	212,633	222,937
Less: accumulated depreciation and amortization	(67,752)	(58,498)
Total	$144,881	$164,439

During the second quarter of 2017, the Company determined the Scottsdale location recognized significant decreases in revenue from the second quarter of 2016. Accordingly, the Company evaluated the value of the Scottsdale location. Based on this evaluation, the Company determined long-lived assets (leasehold improvements), with a carrying value of $4,967, were no longer recoverable. Consequently, the assets were written down to their estimated fair value of $1,636 in the second quarter of 2017. No additional impairment expense was recorded in the three months ended September 30, 2017. Fair value was based on expected future cash flows using Level 3 inputs, as defined under FASB Topic No. 820, Fair Value Measurements. The cash flows are those expected to be generated by market participants, discounted at the risk-free rate of interest. Because of lower marketplace demand, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value. The impairment loss of $3,332 is included in the unaudited condensed consolidated statements of operations.

NOTE 4 — BORROWINGS

Notes Payable to Related Parties: Notes payable to related parties consist of the following:

	September 30, 2017	December 31, 2016
5.00% VR iPic Finance, LLC notes	$16,125	$16,125
5.00% VR iPic Finance, LLC demand notes	14,604	14,945
10.50% Village Roadshow Attractions USA, Inc. notes	15,000	15,000
5.00% Village Roadshow Attractions USA, Inc. notes	1,071	1,071
5.00% iPic Holdings, LLC notes	547	547
5.00% Regal/Atom Holdings, LLC note	3,038	—
Total	$50,385	$47,688

5.00% notes payable to VR iPic Finance, LLC, which is a joint venture between iPic Holdings, LLC and Village Roadshow Attractions USA, Inc. — Principal and interest are only paid if iPic Holdings, LLC and Village Roadshow Attractions USA, Inc. are due distributions as outlined in iPic-Gold Class’s Limited Liability Company Agreement (the “LLC Agreement”) and to the extent of the amount of such distributions. The notes have no stated maturity.

5.00% demand notes payable to VR iPic Finance, LLC. — Interest is payable monthly. The notes have no stated maturity. The lender has provided a letter to confirm that a demand for repayment will not occur prior to January, 2 2019.

10.50% notes payable to Village Roadshow Attractions USA, Inc. — The notes accrue interest on the unpaid principal amount at 10.50% per annum, subject to minimum guaranteed interest of $3,000 over the life of the notes. Principal and interest are only paid if Village Roadshow Attractions USA, Inc. is due a distribution as outlined in the LLC Agreement and to the extent of the amount of such distribution. The notes have no stated maturity.

5.00% note payable to Village Roadshow Attractions USA, Inc. — Principal and interest are only paid if Village Roadshow Attractions USA, Inc. is due a distribution as outlined in the LLC Agreement and to the extent of the amount of such distribution. The note has no stated maturity.

5.00% note payable to iPic Holdings, LLC — Principal and interest are only paid if iPic Holdings, LLC is due a distribution as outlined in the LLC Agreement, and to the extent of the amount of such distribution. The note has no stated maturity.

5.00% note payable to Regal/Atom Holdings, LLC. — Principal and interest are only paid if Regal/Atom Holdings, LLC is due a distribution as outlined in the LLC Agreement, and to the extent of the amount of such distribution. The note has no stated maturity.

In each case, the notes are subordinated to the non-revolving credit facility with The Teachers’ Retirement System of Alabama (the “TRSA”) and The Employees’ Retirement System of Alabama (the “ERSA”) (the TRSA and the ERSA are known collectively as the “RSA”). VR iPic Finance, LLC has agreed not to call the demand notes within a year of the unaudited condensed consolidated balance sheet dates. Repayment of the remaining notes is within the Company’s control and it does not intend to repay the notes within a year of the unaudited condensed consolidated balance sheet dates from current assets or by incurring current liabilities. Therefore, these notes have been classified as noncurrent liabilities in the accompanying unaudited condensed consolidated balance sheets.

Long-Term Debt — Related Party: The Company has a $225,828 non-revolving credit facility with the RSA. The terms of the facility provide that the Company can borrow under the facility for a ten-year period commencing September 30, 2010 in three tranches (hereinafter, “Tranche 1”, “Tranche 2”, and “Tranche 3”). Proceeds of the loans are used for eligible construction costs.

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of September 30, 2017 and December 31, 2016. Of the Tranche 3 commitment amount of $186,000, $98,397 and $87,884 was borrowed against it as of September 30, 2017 and December 31, 2016, respectively.

Proceeds of the RSA non-revolving credit facility may be used to fund up to 80% of eligible project costs. As a condition to any advance, the Company is required to provide funding for the applicable project costs in an amount equal to 25% of such advance, with the proceeds of either (x) contributions to the Company from its members (other than RSA) or (y) subordinated loans to the Company from its members (other than RSA). The remaining availability under the credit facility requires the Company to achieve certain operating targets in order for this to be available to be borrowed.

Accrued but unpaid interest is due and payable by the Company with respect to each individual project tranche on the first scheduled payment date (meaning each January 1 and July 1) following the earlier to occur of (1) the date which is six months following the opening of the individual cinema project funded by any proceeds from the facility, or (2) the date which is twenty-one months following the initial advance for the individual cinema project. The interest rate on Tranche 1 and Tranche 2 borrowings was initially 5.00% per annum, and increases by 50 basis points annually to the cap of 8.00% per annum. Consequently, the Company recognizes interest expense on the Tranche 1 and Tranche 2 borrowings using the effective interest method, which results in the use of a constant interest rate over the life of the debt. The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at September 30, 2017 and December 31, 2016) and the effective interest rate of 6.95% is $1,064 and $1,330 at September 30, 2017 and December 31, 2016, respectively, and is recorded in accrued interest - long-term in the accompanying unaudited condensed consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

The Company is not obligated to repay the outstanding principal on all three tranches until September 2020, except in years of excess cash flows, as determined in accordance with the loan agreement, over and above $5,000 of any budgeted improvements and new construction. Such excess shall be placed in a separate lender-controlled bank account. The funds from this account can only be used for purposes permitted by the loan agreement, including the repayment of principal on the loan. As of September 30, 2017, the Company did not have excess cash flows.

The security for the loan is a first mortgage lien and first priority security interest in the collateral, which is all assets of the Company.

Short-Term Financing: The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At September 30, 2017 and December 31, 2016, the Company’s obligation under premium financing arrangements was $0 and $1,327, respectively, and is included in accrued insurance in the accompanying unaudited condensed consolidated balance sheets.

Interest: The majority of the Company’s interest expense is paid or payable to related parties.

NOTE 5 — MEMBERS’ EQUITY

iPic-Gold Class is governed by the LLC Agreement. As a limited liability company, the members are not liable for the debts or obligations of iPic-Gold Class. Under the LLC Agreement, iPic-Gold Class will continue until it is dissolved by agreement of the members or upon the sale or liquidation of its assets. Upon the dissolution and after payment of the obligations of iPic-Gold Class, the remaining assets will be distributed among the members as set forth in the LLC Agreement. The LLC Agreement calls for the membership interests and profits to be allocated as follows.

	September 30, 2017	December 31, 2016
IPic Holdings, LLC	37.3525%	40.0000%
Village Roadshow Attractions USA, Inc.	28.0143%	30.0000%
TRSA	18.7696%	20.1000%
ERSA	9.2447%	9.9000%
Regal/Atom Holdings, LLC.	6.6189%	—%
	100.0000%	100.0000%

At the inception of iPic-Gold Class, the initial members agreed upon a total equity value of $30,000, based upon the relative contributions by the parties whereby iPic Holdings, LLC acquired 40% ownership in iPic-Gold Class, Village Roadshow Attractions USA, Inc. acquired 30% ownership in iPic-Gold Class, and the RSA acquired 30% ownership in iPic-Gold Class. iPic Holdings, LLC contributed $1,000 in cash as well as an operating cinema in Glendale, Wisconsin and one site under development in Scottsdale, Arizona. Village Roadshow Attractions USA, Inc. contributed $8,000 in cash, as well as six operating cinemas in Illinois, Washington, California and Texas. The RSA acquired its ownership in iPic-Gold Class by exchanging $15,000 of existing debt it carried with the previous owners for equity.

In April 2017, the Company admitted Regal/Atom Holdings, LLC as a new member. In exchange for a 6.6189% membership interest in the Company, the new member contributed cash in the amount of $8,963.

Under the LLC Agreement, RSA has approval rights while they hold any interest in the Company acquired under the LLC Agreement over various actions of the Company, including approval of any indebtedness over $100 in the aggregate or in any single transaction other than refinancing of the non-revolving credit facility in full; entering into any transaction with the other members or affiliates; dissolving, liquidating or terminating the Company or any subsidiary; filing of proceedings of bankruptcy; making additional capital calls from members; entering into transactions with third parties with fees over $100 except for transactions in the ordinary course of business; paying directly or indirectly certain distributions; issuing any additional interest or securities convertible, exercisable or exchangeable into or for interests in the Company or permitting a member to withdraw from the Company prior to termination; setting compensation in excess of $500 annually for any member of management; and selling, leasing, transferring or otherwise disposing of any of the Company’s assets other than in the ordinary course of business.

The LLC Agreement states that the Company will not make any distributions of available assets or Company assets until the non-revolving credit facility has been paid in full, except for specified allowable distributions and certain distributions requiring RSA’s approval.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Operating Leases: At September 30, 2017, future minimum payments under non-cancelable operating leases are as follows.

2017 – 2018	$17,944
2018 – 2019	21,090
2019 – 2020	21,622
2020 – 2021	22,325
2021 – 2022	22,755
Thereafter	262,354

$368,090

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the three and nine months ended September 30, 2017 was as follows:

	2017	2017
Minimum rentals	$4,060	$11,069
Contingent rentals	-	(44)

	$4,060	$11,025

Rent expense during the three and nine months ended September 30, 2016 was as follows:

	2016	2016
Minimum rentals	$2,971	$8,556
Contingent rentals	17	69

	$2,988	$8,625

Rent for the operating locations is included in occupancy expenses in the accompanying unaudited condensed consolidated statements of operations. Rent for the corporate office is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Litigation: The Company is exposed to litigation in the normal course of business. The Company believes, based upon the advice of legal counsel, that there are no proceedings, either threatened or pending, which could result in a material adverse effect on the results of operations or the financial position of the Company.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

The Company currently is a defendant in a class action lawsuit captioned Mary Ryan and Johanna Nielson v. iPic-Gold Class Entertainment, LLC, Case # BC 688633, which was filed in Superior Court of the State of California, County of Los Angeles, on December 29, 2017. This lawsuit asserts failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers.

The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. As of this date, the Company has not made a provision for the claim described above, due to the fact that it is currently not probable nor reasonably estimable. However, the outcome of the legal proceeding described above is uncertain, and depending upon what the facts reveal once the Company has had a chance to investigate the claim, it may choose to contest the suit or settle this claim. In either scenario, the Company could be subject to paying an amount that could have a material adverse impact on its results of operations, financial position and cash flows in any given future reporting period.

Other than the lawsuit described above, where it is premature to determine what effect the claim will have on the business, the Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, operating results or cash flows. However, lawsuits or any other legal or administrative proceeding, regardless of the outcome, may result in diversion of resources, including management’s time and attention.

American with Disabilities Act: The Company’s theaters must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, awards of damages to private litigants and additional capital expenditures to remedy such non-compliance. The Company believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations in this regard and except as set forth above, does not currently anticipate that compliance will require the Company to expend substantial funds.

NOTE 7 — INCOME TAXES

The provision for income taxes consists of the following for the three and nine months ended September 30, 2017:

For the three and nine months ended,	September 30, 2017	September 30, 2017
Current – state and local	$22	$65
Deferred – state and local	—	—

Total	$22	$65

The provision for income taxes consists of the following for the three and nine months ended September 30, 2016:

For the three and nine months ended,	September 30, 2016	September 30, 2016
Current – state and local	$16	$46
Deferred – state and local	—	—

Total	$16	$46

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

For the three and nine months ended,	September 30, 2017	September 30, 2017
Statutory rate	35.00%	35.00%
State and local income taxes	(0.19%)	(0.19%)
LLC flow-through structure	(35.00%)	(35.00%)

Effective tax rate	(0.19%)	(0.19%)

A reconciliation of the statutory income tax rate to the effective tax rate is as follows for the three and nine months ended September 30, 2016:

For the three and nine months ended,	September 30, 2016	September 30, 2016
Statutory rate	35.00%	35.00%
State and local income taxes	(0.16%)	(0.20%)
LLC flow-through structure	(35.00%)	(35.00%)

Effective tax rate	(0.16%)	(0.20%)

The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Deferred rent	$46	$42
Deferred revenue	2	2
Accrued expenses	32	26
Net operating loss – states	294	232
Tenant improvement allowance	130	132
Other assets	—	1

Total deferred tax assets	504	435

Deferred tax liabilities:
Property and equipment	(138)	(161)
Prepaid expenses	—	(5)

Total deferred tax liabilities	(138)	(166)

Total net deferred tax asset before valuation allowance	366	269

Valuation allowance	(366)	(269)

Net deferred tax asset	$—	$—

We file U.S federal and state income tax returns in jurisdictions with varying statutes of limitations. As of September 30, 2017, the 2014 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination. The Company currently does not have any income tax audits in process.

As of September 30, 2017 and December 31, 2016, the Company has net operating loss carryforwards of approximately $14,900 and $12,900, respectively, expiring through the year 2029.

As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s net assets was less than their tax basis by $21,105 and $10,528 respectively.

NOTE 8 — MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the nine months ended September 30, 2017 of $33,955. In addition, the Company had a members’ deficit of $117,752 and a working capital deficit of $18,738 at September 30, 2017.

The Company had cash and cash equivalents of $3,868 at September 30, 2017 and used approximately $11,670 in cash flows from operations for the nine months ended September 30, 2017.

The Company’s ability to continue as a going-concern is dependent on its ability to generate sufficient cash from operations, which is subject to achieving its operating plans, and the continued availability of funding sources. The main sources of funding are expected to be the RSA non-revolving credit facility and funding from members.

Management considers the continued availability of the non-revolving credit facility to be a significant condition to meeting its payment obligations related to construction at new locations. As discussed in Note 4, proceeds of the RSA non-revolving credit facility may be used to fund up to 80% of eligible project costs. As a condition to any advance, the Company is required to provide funding for the applicable project costs in an amount equal to 25% of such advance, with the proceeds of either (x) contributions to the Company from its members (other than RSA) or (y) subordinated loans to the Company from its members (other than RSA). Management believes that growth into new locations is critical to the Company’s ability to receive funding.

Consequently, due to the continued operating losses, negative working capital and lack of access to additional funding through debt or equity infusions, management has determined that these matters raise substantial doubt about the Company’s ability to continue as a going concern. To meet our capital and operating needs, the Company is considering multiple alternatives, including, but not limited to, equity financings, debt financings and other funding transactions, as well as operational changes to increase revenues. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing or cause substantial dilution for our members, in the case of equity financing.

NOTE 9 — 401(k) PLAN

The Company has a 401(k) Plan (“Plan”) to provide retirement and incidental benefits for its employees who are 21 years of age and with one or more years of service. Employees may contribute a percentage of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. They may also make after-tax Roth deferrals to the Plan. Matching contributions are allowed under the Plan. There were no matching contributions made in either period.

NOTE 10 — ACCRUED EXPENSES

Components of accrued expenses are summarized as follows:

	September 30, 2017	December 31, 2016
Accrued merchant fees	$153	$333
Accrued film rental	173	358
Accrued utilities	296	303
Accrued cost of revenue	229	206
Accrued expenses – other	2,650	1,401

Total	$3,501	$2,601

NOTE 11 — UNAUDITED PRO FORMA INFORMATION

Unaudited Pro Forma Net Loss Per Share: Unaudited pro forma basic net loss per share is computed by dividing the net loss attributable to Class A Common Stockholders by the weighted-average number of shares of Class A Common Stock issued in the initial public offering (“IPO”) of iPic Entertainment Inc., as if such shares were issued and outstanding during the periods. Unaudited pro forma diluted net loss per share is computed by adjusting the net loss available to Class A Common Stockholders and the weighted-average number of shares of Class A Common Stock outstanding to give effect to potentially dilutive securities. Shares of Class B Common Stock issued in the IPO will not participate in earnings of iPic Entertainment Inc. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of computing pro forma net loss per share. Class B Common Stockholders will have the option to exchange their membership interests in the Company for Class A Common Stock of iPic Entertainment Inc. maintaining a one-to-one ratio. Therefore, the equivalent number of shares of Class A Common Stock could be issuable in exchange for the Class B Common Stockholders’ membership interests of the Company. Such exchange is not expected to be dilutive and therefore, is excluded from the calculation of unaudited pro forma net loss per share.

Unaudited Pro Forma Income Tax Expense: Pro forma income tax expense provides for corporate income taxes at an estimated effective rate of (.19)% for the three and nine months ended September 30, 2017, which includes provision for U.S. federal income taxes, net of a valuation allowance of 100%, and assumes the highest statutory rates apportioned to each state and local jurisdiction.

NOTE 12 — SUBSEQUENT EVENTS

In November 2017, the Company admitted a new member that contributed cash in the amount of $4,000 in exchange for 221 membership units, or $18.13 per unit, which equated to a 2.1587% membership interest in the Company.

On February 1, 2018, iPic Entertainment Inc. completed its IPO of 818,429 shares of Class A Common Stock at a price of $18.50 per share. iPic Entertainment Inc. received approximately $13,600 in proceeds, net of underwriting discounts and commission, but before offering expenses of approximately $1,500. iPic Entertainment Inc. used the proceeds to purchase 7.32% of newly issued common units of iPic-Gold Class Holdings LLC (“Common Units”), which became the sole managing member of iPic-Gold Class in a series of related transactions that occurred concurrently with the IPO, at a price per Common Unit equal to the IPO price per share of Class A Common Stock, less underwriting discounts and commissions. As a result of the IPO, the continuing owners of iPic-Gold-Class Holdings LLC control approximately 92.68% of the combined voting power of all classes of iPic Entertainment Inc.’s common stock as a result of their ownership of 429,730 shares of iPic Entertainment Inc.’s Class A Common Stock and all of the outstanding shares of iPic Entertainment Inc.’s Class B Common Stock, each share of which is entitled to one vote on all matters submitted to a vote of iPic Entertainment Inc.’s stockholders.

Subsequent to the IPO and the related organizational transactions, iPic Entertainment Inc.’s sole asset is Common Units of iPic-Gold Class Holdings, LLC, the sole managing member of iPic-Gold Class. As a result of the organizational transactions consummated immediately prior to or in connection with the closing of our IPO, in the first quarter of 2018, iPic Entertainment Inc. will consolidate the financial results of iPic-Gold Class and report non-controlling interest in its unaudited condensed consolidated financial statements.

Prior to the IPO, the Company refinanced of one of the original members’ notes payable of $15,000, plus minimum interest payable on those notes of $3,000 through additional borrowings under the non-revolving credit facility.

Prior to the IPO, the maturity date of the non-revolving credit facility was extended from September 2020 to September 2023.

The 5% qualified subordinated debt and demand notes plus accrued interest totaling $38,570, were called to satisfy the members’ capital call in accordance with the debt agreements prior to the IPO and converted to equity.

The 2017 Tax Cuts and Jobs Act (“2017 Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the changes include lowering the U.S. Corporate income tax rate from 35% to 21% and the elimination or reduction of certain domestic deductions and credits.

Upon completion of the IPO on February 1, 2018, iPic Entertainment Inc. will be subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of the Company and 100% economic owner). Prior to this date, and as noted in Note 1 to these unaudited condensed consolidated financial statements, the Company was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of the Company is ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where the Company is subject to income taxes.

The Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of deferred tax assets and liabilities. Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, the Company will make reasonable estimates of the effects and recorded provisional amounts in the consolidated financial statements for the year ended December 31, 2017.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Company collects and prepares necessary data, and interprets any additional guidance issued by the U.S. Treasury Department, the IRS or other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact the provision for income taxes and the effective tax rate in the period or periods in which the adjustments are made. The accounting for the tax effects of the enactment of the 2017 Tax Act will be completed in 2018.

2017 Equity Incentive Plan

The Board of Directors and the former unitholders of iPic-Gold Class have adopted and approved the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan (the “2017 Equity Incentive Plan”), under which equity awards may be made in respect of 1,600,000 membership units of iPic-Gold Class (“Units”), which number of authorized Units is subject to automatic increases.

On December 21, 2017, iPic-Gold Class granted 955,300 options with an exercise price of $18.13 per share to our named executive officers and certain other employees under the 2017 Equity Incentive Plan.

Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted units, phantom units, unit appreciation rights, dividend equivalent rights, unit awards and performance-based awards (including performance units, performance phantom units and performance-based restricted units). Subsequent to the IPO, the 2017 Equity Incentive Plan was migrated to iPic Entertainment Inc. and any awards previously granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic Entertainment Inc.

Private Placement

On February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 at a price of $18.13 per unit in April 2017.

Additionally, PVR Cinemas, the largest exhibitor in India, invested $4,000 at the same price of $18.13 per unit in November 2017.

Closing of Location

After a detailed review of all seven locations with Generation I auditoriums, the Company has decided against reinvestment at its Glendale, Wisconsin location, where the Bayshore Mall is now in receivership. The Company has instead announced the closing of this location effective March 8, 2018. The remaining minimum lease obligation at the date of closure is approximately $3,300.

Item 2.	Management Discussion and Analysis

Overview

iPic strives to be our guest’s favorite local destination for a night out on the town. Our newest locations blend three distinct areas — a polished-casual restaurant, a farm-to-glass full-service bar, and our world-class luxury theater auditoriums with in-theater dining — into a one-of-a-kind experience. Our team endeavors to deliver world class hospitality in innovative, one-of-a-kind theaters which we believe are among the finest in the world. Our chefs and mixologists create craveable food and drink offerings that are outstanding on a standalone basis, but it is the interplay between our movie-entertainment, dining and full-service bar areas that is the defining feature of a typical four-hour guest experience. We thoughtfully design the layout, ambiance, and energy-flow of each unit to maximize the crossover between these activities. With constantly changing movie content and menu offerings, each visit is different, providing our customers with a reason to visit us repeatedly. We believe that we deliver an experience that is innovative, unique and cannot be easily replicated at home or elsewhere without the hassle of having to visit multiple destinations. Our locations also act as great venues for private events, family and business functions and other corporate-sponsored events. We believe our concept is well-positioned within today’s ever-increasing experiential economy.

We believe that we pioneered the concept of polished-casual dining in a luxury theater auditorium and are one of the largest combined movie theater and restaurant entertainment destinations with locations engineered from the ground up to provide our guests with a luxurious movie-going experience at an affordable price. We currently operate 115 screens at 15 locations in 9 states, with an additional 4 locations under construction, and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiations.

Our Restaurant Brands

Our Tuck Hospitality Group operates five different and distinct restaurant brands under the leadership of 3-time James Beard Award winning chef and FoodTV personality Sherry Yard and Master Barman and Advanced Sommelier Adam Seger. Each future iPic location will consist of one of our fine polished-casual dining concepts plus an iPic Express.

City Perch Kitchen + Bar is a social seasonal American dining destination concept featuring locally-sourced ingredients. Offering a rare synergy of culinary art, decades of experience and creative vision, City Perch serves up unique yet playful dishes that enhance the bright flavors of ingredients. Selections include abundant appetizers, just-picked vegetables, generous salads and outstanding main courses from spit-roasted chickens to charbroiled steaks. The menu changes with the seasons, while specials reflect the best of the market. Breads are made from scratch daily and served warm with whipped butters. Desserts are handmade and heartwarming. Spirit enthusiasts will delight in our creative menu of handcrafted cocktails, featuring fresh, spirited takes on classic and inspired creations, expertly prepared by our Master Barman and Advanced Sommelier Adam Seger. His locally driven menu focuses on fresh produce and herbs as well as house-made syrups, bitters and infusions.

Tanzy offers artisanal Italian cuisine is focused on garden-fresh modern Italian flavors in a social environment to share with friends, family, and colleagues. Delight in inspiring flavors where the ingredients are the star in every dish artfully prepared by Tanzy’s executive chef who deftly melds contemporary techniques with classical Italian influences. The resulting flavor profiles are nuanced, modern and unique. Spirit enthusiasts will delight in our creative menu of handcrafted cocktails, featuring fresh produce and herbs as well as house-made syrups, bitters and infusions. A boutique wine list and local craft brews, perfectly complement the flavors coming out of the kitchen. Tanzy’s exquisite architectural backdrop serves as the perfect gathering place for friends, creating a unique setting for lively dining and conversation.

The Tuck Room is a spirited drinking and dining den concept. A vibrant social destination with an inviting and intimate atmosphere, The Tuck Room is hidden away, snug and comfortable and features original creations from Master Sommelier, Adam Seger, who believes in ‘drinking like you eat’, with garden-fresh ingredients, inspired by the classics with exciting modern twists. The thoughtful beverage program, complete with an array of local craft brews, a diverse wine list, and locally-inspired cocktail creations often topped-off with The Tuck Room’s signature Liquid Nitrogen service, is culled from cocktail culture’s rich history that tempts your palate with interesting flavors that layer incredibly with the culinary experience. The menu at the Tuck Room offers unique and artful takes on classic and craveable American flavors, which are meant to be enjoyed with enthusiasm and pleasure.

The Tuck Room Tavern is a neighborhood place where you can eat and drink with enthusiasm and pleasure. The Tuck Room Tavern is a lively and whimsical dining and drinking den offering craveable American cuisine meant to be enjoyed with friends and family in a jovial environment. Our Master Barman has curated a Love Letter to Los Angeles, finding inspiration from the diverse culture and unique history of Los Angeles, focusing on ingredients from the Santa Monica Farmer’s Market. Local craft brews and a diverse wine list round out the thoughtful beverage program that complements the inspired flavors from the kitchen.

iPic Express is our answer to a theater concession stand that features a chef-driven menu from our in-house and guest chefs, prepared to order for our Premium Plus customers to be carried to their seats by our Ninja servers or for our Premium-Level guests to carry into the cinema. Every month we introduce a new menu item that is designed by a celebrity Chef in collaboration with Sherry Yard. Each menu item is designed to be eaten in the dark, without the need of a fork and knife. Prepared to order by our skilled culinary team and crafted for a delicious dining-in-dark experience during the movie, you’ll enjoy creative elevated American comfort food inspired by the seasons and always satisfying to your taste buds. An assortment of signature garden-inspired cocktails, local craft brews, and a thoughtfully curated wine list take your beverage experience to the next level. We wouldn’t forget the classics — iPic Express offers an assortment of classic candies and custom treats as well as classic and gourmet popcorn flavors to satisfy your sweet, or savory, tooth.

Growth Strategies and Outlook

Our growth strategy consists of the following components:

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 115 screens at 15 locations in 9 states with an additional 4 locations under construction and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiations. We believe that we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We plan to upgrade three of our seven Generation I locations in 2018 and open at least four new domestic units per year, starting in 2019, for the foreseeable future. Based on our experience and analysis, along with research we engaged Eastern Consolidated Properties, Inc. to perform for us, we believe that over the long-term we have the potential to grow our iPic U.S. footprint to at least 200 U.S. units and to potentially explore overseas expansion as well. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long-term potential. We will use a portion of the proceeds from the IPO to open new iPic locations and renovate existing iPic locations. We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

Growing our comparable-store sales. We intend to grow our comparable-store sales by continuing to differentiate the iPic brand from other food and entertainment alternatives, through the following strategies:

●	Differentiate our food and beverage offering

●	Relentless efforts on hospitality

●	Grow usage of alternative content

●	Enhance brand awareness and drive incremental visits to our stores through innovative marketing and promotions

●	Grow our special events usage

Improving our margins. We believe we are well-positioned to increase margins and believe we have additional opportunities to reduce costs. Based on the operating leverage generated by our business model, which has been enhanced by operating initiatives implemented by management in recent years, we believe we have the potential to improve margins and deliver greater earnings from potential future increases in comparable-store sales. Under our current cost structure, we generally estimate that about 30% of any comparable-store sales growth that exceeds the cost inflation in that store would flow through to our Adjusted EBITDA. We also believe that improved labor scheduling technology will allow us to increase labor productivity in the future. We believe that our continued focus on operating margins at individual locations and the deployment of best practices across our store base is expected to yield incremental margin efficiencies.

For further information about our growth strategies and outlook, see “Business — Our Growth Strategies.”

Key Performance Indicators

We monitor and analyze many key performance measures to manage our business and evaluate financial and operating performance. These measures include:

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional iPic locations in both new and existing markets. The success of our new iPic locations is indicative of our brand appeal and the efficacy of our site selection and operating models. During each of 2015 and 2016, we opened two new iPic locations.

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 11 and 13 stores as of the end of 2015 and 2016, respectively. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales-mix changes.

Margins. Store-level margins consists of total revenues less store-level expenses that include food-and-beverage cost-of-goods sold, box-office-and-other-income costs-of-goods-sold, labor costs, occupancy expenses and other-operating expenses.

Store-level cash-on-cash returns. We target our new locations, which are approximately 40,000 square feet, to achieve Year Three store-level cash-on-cash returns in excess of 20%. Cash-on-cash returns are defined by Store-level EBITDA divided by net development costs. Net development costs are defined by gross development costs less landlord contributions. To achieve this return, we target a ratio of Year 3 store revenues to net development costs in excess of 1.00 and individual iPic Store-level EBITDA margins in excess of 15%. We do not always achieve these target figures due to factors both within and outside of our control.

Financial Overview

Revenue:  Total revenue consists of food and beverage, theater and other revenues. Our revenue growth is primarily influenced by the number of new iPic locations and growth in comparable store revenues. Comparable store revenue growth reflects the change in year-over-year revenue for the comparable store base and is an important measure of our operating performance. Comparable-store sales growth can be generated by increases in average dollar Spend Per Person (SPP) and improvements in customer traffic.

Food and Beverage Revenue is our largest source of revenue, amounting to $55.3 million for the nine months ended September 30, 2017. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and concepts as described in our restaurant brands section. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

Theater Revenue is our second largest source of revenue, amounting to $45.6 million for the nine months ended September 30, 2017. We predominantly license first-run films from major distributors through direct negotiation. All of our theaters are equipped to offer content in 2D and 3D format. Theater revenue depends largely on timing and popularity of films released by distributors, so revenues attributed to any one particular distributor can vary significantly from year to year based on content. Theater revenue includes revenue from all sponsorship activities, advertising, rental of auditoriums for private functions, live shows, gaming events, academy screenings, corporate functions, corporate rentals, other revenue-generating showings, and other fees.

Other Revenue includes membership revenue, bowling, parking and valet, and gift card breakage.

Cost of food and beverage:  Food and beverage costs are driven by supplier pricing movements and product mix. We continually strive to negotiate favorable pricing, select high-quality products, and monitor and control the use of our food and beverage products optimally.

Cost of theater:  Film rental fees are paid based on box office receipts and are ordinarily paid from 20 to 35 days following receipt. These fees are negotiated directly with distributors and vary from film to film. We maintain strong relationships with the top film distributors, and our film buying group has decades of experience in the industry.

Income Taxes:  We have historically filed our income tax returns as a limited liability company, and have been taxed as a partnership for U.S. federal and state income tax purposes. Accordingly, each item of our income, gain, loss, deduction or credit has been ultimately reportable by our members on their individual tax returns, except in certain states and local jurisdictions where we have been subject to income taxes. As such, we have not recorded a provision for federal income taxes or for taxes in states and local jurisdictions that do not assess taxes at the entity level.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded. The Company’s tax filings are generally subject to examination for a period of three years from the filing date. Management has not identified any tax position taken that require income tax reserves to be established.

We recognize interest and penalties related to income tax matters in income tax expense. We have no amounts accrued for interest or penalties at September 30, 2017 and December 31, 2016. We do not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. Management determined that based on all available evidence, a full valuation allowance was required for all U.S. state deferred tax assets due to losses incurred for the past several years.

Result of Operations

The following table presents the results of operations for iPic-Gold Class, which is our accounting predecessor, for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Selected Historical Financial and Operating Data

$ in thousands

	Nine Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Food and beverage	$55,270	$44,865	$17,569	$15,750
Theater	45,550	40,038	14,770	14,095
Other	1,145	527	252	237
Total revenues	101,965	85,430	32,591	30,082

Operating expenses
Cost of food and beverage	15,154	12,067	4,847	4,304
Cost of theater	17,522	15,564	5,238	5,395
Operating payroll and benefits	28,480	21,964	9,574	7,475
Occupancy expenses	13,443	12,377	4,677	4,043
Other operating expenses	18,764	14,371	6,228	5,356
General and administrative expenses	11,061	9,196	4,424	3,355
Depreciation and amortization expense	14,552	11,293	4,974	4,001
Pre-opening expenses	1,634	3,094	2	2,223
Impairment of property and equipment	3,332	-	-	-
Operating expenses	123,942	99,926	39,964	36,152

Operating loss	(21,977)	(14,496)	(7,373)	(6,070)

Other income (expense)
Interest income (expense), net	(11,918)	(8,532)	(4,135)	(3,273)
Other income	5	-	-	-
Total other income (expense)	(11,913)	(8,532)	(4,135)	(3,273)

Net loss before income tax expense	(33,890)	(23,028)	(11,508)	(9,343)

Income tax expense	65	46	22	16

Net loss	$(33,955)	$(23,074)	$(11,530)	$(9,359)

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

As a Percent of Total Revenue

	Nine Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues
Food and beverage	54.2%	52.5%	53.9%	52.4%
Theater	44.7%	46.9%	45.3%	46.9%
Other	1.1%	0.6%	0.8%	0.8%
Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses
Cost of food and beverage	14.9%	14.1%	14.9%	14.3%
Cost of theater	17.2%	18.2%	16.1%	17.9%
Operating payroll and benefits	27.9%	25.7%	29.4%	24.8%
Occupancy expenses	13.2%	14.5%	14.4%	13.4%
Other operating expenses	18.4%	16.8%	19.1%	17.8%
General and administrative expenses	10.8%	10.8%	13.6%	11.2%
Depreciation and amortization expense	14.3%	13.2%	15.3%	13.3%
Pre-opening expenses	1.6%	3.6%	0.0%	7.4%
Impairment of property and equipment	3.3%	0.0%	0.0%	0.0%

Operating expenses	121.6%	117.0%	122.6%	120.2%

Operating loss	(21.6%)	(17.0%)	(22.6%)	(20.2%)

Other income (expense)
Interest income (expense), net	(11.7%)	(10.0%)	(12.7%)	(10.9%)
Other income	0.0%	0.0%	0.0%	0.0%
Total other income (expense)	(11.7%)	(10.0%)	(12.7%)	(10.9%)

Net loss before income tax expense	(33.2%)	(27.0%)	(35.3%)	(31.1%)

Income tax expense	0.1%	0.1%	0.1%	0.1%

Net loss	(33.3%)	(27.0%)	(35.4%)	(31.1%)

Period-to-Period Comparisons

We have incurred net losses and negative cash flows from operations since inception and anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Revenues

Total revenue for the nine months ended September 30, 2017 increased by $16.6 million to $102.0 million which represented a 19.4% increase in total revenue as compared to $85.4 million of revenue in the nine months ended September 30, 2016. The $16.6 million increase in revenue was derived from the following sources: (i) $22.8 million from a net increase in year-over-year revenue from non-comparable stores, including Ft. Lee, NJ, Fulton Market, NY, and Dobbs Ferry, NY and in other revenue; and (ii) a $6.2 million decrease in comparable-store sales of (7.6)%.

Cost of Food and Beverage

In the nine months ended September 30, 2017, cost of food and beverage increased by $3.1 million to $15.2 million (or to 27.4% of applicable revenue) from $12.1 million (or 26.9% of applicable revenue) in the nine months ended September 30, 2016. The increase in food and beverage costs as a percent of sales was due to opening three new stores with restaurant concepts (Ft. Lee, NJ, Fulton Market, NY, and Dobbs Ferry, NY).

Cost of Theater

In the nine months ended September 30, 2017, cost of theater increased by $1.9 million to $17.5 million (or to 38.5% of applicable revenue) from $15.6 million (or 38.9% of applicable revenue) in the nine months ended September 30, 2016. Cost of theater was lower as a percentage of sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the nine months ended September 30, 2017, operating payroll and benefits increased by $6.5 million to $28.5 million (or to 27.9% of total revenue) from $22.0 million (or 25.7% of total revenue) in the nine months ended September 30, 2016. The increase in operating payroll and benefits was derived from the following sources: (i) $6.8 million higher year-over-year labor costs from non-comparable stores in Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, New York; and (ii) $0.3 million decrease in labor costs at comparable stores. The year-over-year increase in operating payroll and benefits as a percentage of sales was due mainly from a combination of ramp-up inefficiencies at our non-comparable stores and from deleverage associated with the decline in comparable store sales.

Occupancy Expenses

In the nine months ended September 30, 2017, occupancy expenses increased by $1.0 million to $13.4 million (or to 13.2% of revenue) from $12.4 million (or 14.5% of revenue) in the nine months ended September 30, 2016. The increase in occupancy expenses was derived from the following sources: (i) $1.0 million in occupancy expenses associated with our non-comparable stores in Ft. Lee, NJ; Fulton Market, NY and Dobbs Ferry, New York; and (ii) $0.1 million increase in occupancy expenses at comparable stores. The decrease in occupancy expenses as percentage of sales was due to lower occupancy expenses at our non-comparable stores that was partially offset by deleverage associated with a decline in comparable-store sales.

Other Operating Expenses

In the nine months ended September 30, 2017, other operating expenses increased by $4.4 million to $18.8 million (or to 18.5% of revenue) from $14.4 million (or 16.9% of revenue) in the nine months ended September 30, 2016. The increase in other operating expenses was derived from the following sources: (i) $5.4 million in other operating expenses associated with our non-comparable stores opened in Ft. Lee, NJ; Fulton Market, NY and Dobbs Ferry, New York; and (ii) $1.0 million decrease in other operating expenses at comparable stores. The year-over-year increase in other operating expenses as a percentage of sales was due to inefficiencies at our non-comparable store base.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the nine months ended September 30, 2017, general and administrative expenses increased by $1.9 million to $11.1 million (or 10.8% to total revenues) from $9.2 million (or 10.8% of total revenue) in the nine months ended September 30, 2016. Additional staffing and overhead expenses relating to our newest locations in Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, NY, were offset by leverage associated with the added sales from these new locations.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of fixed assets. In the nine months ended September 30, 2017, depreciation and amortization expense increased by $3.3 million to $14.6 million from $11.3 million in the nine months ended September 30, 2016. The majority of this increase was due to the depreciation from new stores.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the nine months ended September 30, 2017, pre-opening expenses decreased by $1.5 million to $1.6 million from $3.1 million in the nine months ended September 30, 2016. This was due to opening less stores during the comparable period (Dobbs Ferry, NY in 2017 vs. Fort Lee, NJ and Fulton Market, NY in 2016).

Loss on Impairment of Property and Equipment

In the nine months ended September 30, 2017, loss on impairment of property and equipment increased by $3.3 million from $0.0 million in the nine months ended September 30, 2016. This was due to a $3.3 million impairment charge taken at our Scottsdale, AZ location. After evaluating the ongoing value of this location, we determined that $4.9 million of assets were no longer recoverable, and as such impaired and wrote them down to their estimated fair value of $1.6 million.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the nine months ended September 30, 2017, interest expense increased by $3.4 million to $11.9 million from $8.5 million in the nine months ended September 30, 2016. The increase in interest expense was a result of higher debt levels associated with the full-period financing charges associated with our new store openings in Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, New York locations.

Income Tax Expense

In the nine months ended September 30, 2017, income tax expense remained consistent with the income tax expense in the nine months ended September 30, 2016. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Quarter Ended September 30, 2017 Compared to the Quarter Ended September 30, 2016

Revenue

Total revenue for the quarter ended September 30, 2017 increased by $2.5 million to $32.6 million which represented a 8.3% increase in total revenue as compared to $30.1 million of revenue in the quarter ended September 30, 2016. The $2.5 million increase in revenue was derived from the following sources: (i) $7.1 million from a net increase in year-over-year revenue from non-comparable stores, including Ft. Lee, NJ, Fulton Market, NY, and Dobbs Ferry, NY and in other revenue; and (ii) a $4.6 million decrease in comparable-store sales of (16.5)%.

Cost of Food and Beverage

In the quarter ended September 30, 2017, cost of food and beverage increased by $0.5 million to $4.8 million (or to 27.6% of applicable revenue) from $4.3 million (or 27.3% of applicable revenue) in the quarter ended September 30, 2016. The increase in food and beverage costs as a percent of sales was due to opening three new stores with restaurant concepts (Ft. Lee, NJ, Fulton Market, NY, and Dobbs Ferry, NY), which was partially offset by an 80 basis point improvement across comparable stores.

Cost of Theater

In the quarter ended September 30, 2017, cost of theater decreased by $0.2 million to $5.2 million (or to 35.5% of applicable revenue) from $5.4 million (or 38.3% of applicable revenue) in the quarter ended September 30, 2016. Cost of theater was lower as a percentage of sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the quarter ended September 30, 2017, operating payroll and benefits increased by $2.1 million to $9.6 million (or 29.4% of total revenue) from $7.5 million (or 24.8% of total revenue) in the quarter ended September 30, 2016. The increase in operating payroll and benefits was derived from $2.1 million higher year-over-year labor costs from non-comparable stores in Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, New York. The year-over-year increase in operating payroll and benefits as a percentage of sales was due mainly to the combination of ramp-up inefficiencies at our non-comparable stores as well as deleverage associated with a decline in comparable-store sales.

Occupancy Expenses

In the quarter ended September 30, 2017, occupancy expenses increased by $0.7 million to $4.7 million (or to 14.4% of revenue) from $4.0 million (or 13.4% of revenue) in the quarter ended September 30, 2016. The increase in occupancy expenses was derived from $0.6 million in occupancy expenses associated with our non-comparable stores in Ft. Lee, NJ; Fulton Market, NY and Dobbs Ferry, New York. The increase in occupancy expenses as percentage of sales was due to lower occupancy expenses at our non-comparable stores that was more than offset by deleverage associated with a decline in comparable-store sales.

Other Operating Expenses

In the quarter ended September 30, 2017, other operating expenses increased by $0.9 million to $6.3 million (or to 19.2% of revenue) from $5.4 million (or 17.9% of revenue) in the quarter ended September 30, 2016. The increase in other operating expenses was derived from the following sources: (i) $1.7 million in other operating expenses associated with our non-comparable stores opened in Ft. Lee, NJ; Fulton Market, NY and Dobbs Ferry, New York; and (ii) a $0.8 million decrease in other operating expenses at comparable stores. The year-over-year increase in other operating expenses as a percentage of sales was due to inefficiencies at our non-comparable store base.

General and Administrative Expenses

In the quarter ended September 30, 2017, general and administrative expenses increased by $1.0 million to $4.4 million (or 13.6% of total revenues) versus $3.4 million (or 11.2% of total revenue) in the quarter ended September 30, 2016. Increases in general and administrative expenses were driven by additional staffing and overhead expenses relating to our newest locations in Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, NY.

Depreciation and Amortization Expense

In the quarter ended September 30, 2017, depreciation and amortization expense increased by $1.0 million to $5.0 million from $4.0 million in the quarter ended September 30, 2016. The majority of this increase was due to the depreciation from new stores.

Pre-Opening Expenses

In the quarter ended September 30, 2017, pre-opening expenses decreased by $2.2 million to $0.0 million from $2.2 million in the quarter ended September 30, 2016. The year-over-year decrease in pre-opening expense was due to a lack of any new store openings in the third quarter of 2017.

Interest Expense

In the quarter ended September 30, 2017, interest expense increased by $0.8 million to $4.1 million from $3.3 million in the quarter ended September 30, 2016. The increase in interest expense was a result of higher debt levels associated with the full-period financing charges associated with our new store openings in Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, New York locations.

Income Tax Expense

In the quarter ended September 30, 2017, income tax expense remained consistent with the income tax expense in the quarter ended September 30, 2016. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Based upon our working capital deficiency of $18.7 million and members’ deficiency of $117.8 million, as of September 30, 2017, we require additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our Class A Common Stock.

In the nine months ended September 30, 2017, working capital decreased by $1.5 million, to a deficiency of $18.7 million at September 30, 2017, compared to a deficiency of $17.2 million at December 31, 2016. This decrease stemmed largely from the fact that in the quarter-ended September 30, 2017, industry box office revenues suffered a sharp decline of 14%, the worst in over three decades.

Summary of Cash Flows

Our primary sources of liquidity and capital resources have been cash provided from operating activities, cash on hand, contributions from members and the Non-Revolving Credit Facility. Aside from capital expenditures, our primary requirements for liquidity are for lease obligations, working capital and general corporate needs. Guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

$ in thousands

	Nine Months Ended		Year Ended
	September 30, 2017	September 30, 2016	December 31, 2016	December 31, 2015
Net Cash Flows Provided by (Used in) Operating Activities	$(11,670)	6,002	$6,519	$1,141
Net Cash Flows Used in Investing Activities	(13,391)	(45,805)	(57,899)	(33,686)
Net Cash Provided by Financing Activities	24,276	35,548	47,851	32,565
Net Increase/(Decrease) in Cash	(785)	(4,255)	(3,528)	20
Cash at Beginning of Period	4,653	8,182	8,182	8,162
Cash at End of Period	$3,868	$3,927	$4,653	$8,182

Operating Activities

We experienced cash flow from operating activities for the nine months ended September 30, 2017 and for the nine months ended September 30, 2016 of $(11.7) million and $6.0 million, respectively. The decrease in cash flows from operating activities for the 2017 period as compared to the 2016 period was caused by larger net losses, changes in deferred rent liability, the impairment of long-lived assets, and changes in tenant improvement receivables.

We experienced positive cash flows from operating activities for the year ended December 31, 2016 and the year ended December 31, 2015 in the amounts of $6.5 million and $1.1 million, respectively. The increase in cash flows from operating activities for the year ended 2016 period as compared to the year ended 2015 period was caused by changes in deferred rent liability related to tenant improvement allowances received for the Fulton Market iPic location, which was partially offset by increased net losses.

Investing Activities

During the nine months ended September 30, 2017, net cash in the amount of $13.4 million was used in investing activities, while during the nine months ended September 30, 2016, net cash used in investing activities was $45.8 million, primarily due to the construction of new sites.

During the year ended December 31, 2016, cash in the amount of $57.9 million was used in investing activities due primarily in the construction of new locations. During the year ended December 31, 2015, cash used in investing activities was $33.7 million, also due primarily in the construction of new locations.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 and the nine months ended September 30, 2016 was $24.3 million and $35.5 million, respectively. During the nine months ended September 30, 2017, $12.8 million of financing was provided by an equity raise while $10.5 million was provided by debt financing. During the nine months ended September 30, 2016, all the financing activity was a result of net debt additions.

Net cash provided by financing activities during the year ended December 31, 2016 was $47.9 million composed entirely from increase in net debt. During the year ended December 31, 2015, net cash provided by financing activities was $32.6 million, composed of $13.8 million from member contributions and $18.8 million from an increase in net debt.

NON-GAAP FINANCIAL MEASURES

Certain financial measures presented in this Quarterly Report, such as EBITDA, Adjusted EBITDA and Store-Level EBITDA are not recognized under accounting principles generally accepted in the United States, which we refer to as “GAAP.” We define these terms as follows:

●	“EBITDA” means, for any reporting period, net loss before interest, taxes, depreciation, and amortization,

●	“Adjusted EBITDA” is a supplemental measure of our performance and is also the basis for performance evaluation under our executive compensation programs. Adjusted EBITDA is defined as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, equity-based compensation expense, pre-opening expenses, other income and loss on disposal of property and equipment, impairment of property and equipment as well as certain non-recurring charges. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to our ongoing business performance.

●	“Store-Level EBITDA” is a supplemental measure of our performance which we believe provides management and investors with additional information to measure the performance of our locations, individually and as an entirety. Store-Level EBITDA is defined by us as EBITDA adjusted for pre-opening expenses, other income, loss on disposal of property and equipment, impairment of property and equipment, non-recurring charges, and general and administrative expense. We use Store-Level EBITDA to measure operating performance and returns from opening new stores. We believe that Store-Level EBITDA is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store-Level EBITDA is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store-Level EBITDA as a means of evaluating store financial performance compared with our competitors.

You are encouraged to evaluate the adjustments we have made to GAAP financial measures and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Store-Level EBITDA, you should be aware that in the future we may incur income and expenses that are the same as or similar to some of the adjustments in this Quarterly Report.

EBITDA and Adjusted EBITDA are included in this Quarterly Report because they are key metrics used by management and our board of directors to assess our financial performance. EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Store-Level EBITDA is utilized to measure the performance of our locations, both individually and in entirety.

EBITDA and Adjusted EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP. Our presentation of Adjusted EBITDA and Store-Level EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect tax payments, debt service requirements, capital expenditures, iPic openings and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA and Adjusted EBITDA are not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

Non-GAAP Financial Measures

$ in thousands

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net loss	$(33,955)	$(23,074)	$(11,530)	$(9,359)
Plus:
Interest expense	11,918	8,532	4,135	3,273
Income tax expense	65	46	22	16
Depreciation and amortization expense	14,552	11,293	4,974	4,001
EBITDA	(7,421)	(3,203)	(2,399)	(2,069)

Plus:
Pre-opening expenses	1,634	3,094	2	2,223
Other income	(5)	-	-	-
Impairment of property and equipment	3,332	-	-	-
Non-recurring charges	1,069	-	696	-
Adjusted EBITDA	(1,391)	(109)	(1,701)	154

Plus:
General and administrative expense	11,062	9,196	4,423	3,355
Store-Level EBITDA	9,671	9,087	2,722	3,509

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, primarily in interest rates related to our debt obligations.

Interest Rate Risk

Our primary market risk exposure is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. At September 30, 2017, we had $189 million of debt outstanding under our long-term debt agreements. During the nine months ended September 30, 2017, the effect of a hypothetical 100 basis points increase or decrease in overall interest rates would not have a material impact on our interest expense due to the changes in interest.

Item 4.	Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgement in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act). Based on their evaluation, as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As previously disclosed in the Offering Circular we filed with the SEC pursuant to Rule 253(g)(2) under the Securities Act of 1933, as amended (File No. 024-10773) and as described below in the “Risk Factors” section, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2016, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we do not have an effective control environment because we do not have formalized internal control policies and procedures. We have also identified material weaknesses related to our lack of adequate review of complex accounting matters, improperly designed period end financial reporting controls, and improperly designed information technology controls.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including controls designed to require reviews of complex areas in a timely manner. In addition, we are designing and implementing improved processes and internal controls throughout the organization, including enhancing our control environment and redesigning and implementing controls over information technology and our period end financial reporting process such as formalizing our internal control documentation and strengthening supervisory reviews by our management. While we are designing, documenting and implementing improved processes and internal controls, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date which is the later of the date we are an accelerated filer or a large accelerated filer, and the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Changes in internal control

There was no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 6–Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements of iPic Gold-Class contained elsewhere in this Quarterly Report on Form 10–Q for information on certain litigation to which we are a party.

Item 1a.	Risk Factors

Risks Related to Our Business and Industry

Our long-term success is highly dependent on our ability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets.

One of the key means of achieving our growth strategies will be through opening and operating new iPic locations on a profitable basis for the foreseeable future. We must identify target markets where we can enter or expand, taking into account numerous factors such as the location, demographics, traffic patterns and information gathered from our various contacts. We may not be able to open our planned new iPic locations within budget or on a timely basis, if at all, given the uncertainty of these factors, which could adversely affect our business, financial condition and results of operations. As we operate more iPic locations, our rate of expansion relative to the size of our location base will eventually decline.

The number and timing of new units opened during any given period may be negatively impacted by a number of factors including, without limitation:

●	the identification and availability of attractive sites for new iPic locations and the ability to negotiate suitable lease terms;

●	the lack of development and overall decrease in commercial real estate due to a macroeconomic downturn;

●	recruitment and training of qualified personnel in the local market;

●	our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;

●	our ability to control construction and development costs of new units;

●	competition in new markets, including competition for appropriate sites;

●	failure of the landlords to timely deliver real estate to us;

●	the proximity of potential sites to an existing iPic, and the impact of cannibalization on future growth;

●	anticipated commercial, residential and infrastructure development near our new iPic locations; and

●	the cost and availability of capital to fund construction costs and pre-opening expenses.

Accordingly, we cannot assure you that we will be able to successfully expand as we may not correctly analyze the suitability of a location or anticipate all of the challenges imposed by expanding our operations. Our growth strategy and the substantial investment associated with the development of each new location may cause our operating results to fluctuate and be unpredictable or adversely affect our profits. In addition, as has happened when other restaurant concepts have tried to expand, we may find that our concept has limited appeal in new markets or we may experience a decline in the popularity of our concept in the markets in which we operate. If we are unable to expand in existing markets or penetrate new markets, our ability to increase our revenues and profitability may be materially harmed or we may face losses.

Optimizing our theater circuit through new construction and the transformation of our existing theaters is subject to delay and unanticipated costs.

The availability of attractive site locations for new theater construction is subject to various factors that are beyond our control. These factors include:

●	local conditions, such as scarcity of space or increase in demand for real estate, demographic changes and changes in zoning and tax laws; and

●	competition for site locations from both theater companies and other businesses.

We typically require 24 to 36 months from the time we reach an agreement with a landlord to when a new theater opens. In addition, improving our existing theaters is subject to substantial risks such as difficulty obtaining permits, landlord approvals and new types of operating licenses (e.g. liquor licenses). We may also experience cost overruns from delays or other unanticipated costs in both new construction and facility improvements. Furthermore, our new sites and transformed locations may not perform to our expectations.

Our failure to manage our growth effectively could harm our business and operating results.

Our growth plan includes a significant number of potential new iPic locations. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing units. If we experience a decline in financial performance, we may decrease the number of or discontinue new openings, or we may decide to close units that we are unable to operate in a profitable manner.

Our theaters and restaurants operate in highly competitive environments.

The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Our theaters are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Moviegoers are generally not brand conscious and usually choose a theater based on its location, the films showing there, showtimes and its amenities. Competition among theater exhibition companies is often intense with respect to the following factors:

●	Attracting patrons. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theaters and screens in a market, the comfort and quality of the theaters and pricing. Many of our competitors have sought to increase the number of screens that they operate and provide a more luxurious experience by enhancing food and beverage options and installing recliner seating. Certain of the larger theater chains, such as AMC and Regal, have been converting some of their existing theaters to include in-theater dining and recliner seating, often at the same price or a marginally higher price than their traditional theaters. Should other theater operators in our markets choose to implement these or other initiatives, the performance of our theaters may be significantly and negatively impacted.

●	Licensing motion pictures. We believe that the principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theaters.

●	New sites and acquisitions. We must compete with exhibitors and others in our efforts to locate and acquire attractive new and existing sites for our iPic units. There can be no assurance that we will be able to acquire such new sites or existing theaters at reasonable prices or on favorable terms. Moreover, some of these competitors may be stronger financially than we are. As a result of the foregoing, we may not succeed in acquiring theaters or may have to pay more than we would prefer to make an acquisition.

●	Multiple competitors for both out-of-home and in-home entertainment. The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events and from other distribution channels for filmed entertainment, such as cable television, pay-per-view, video on demand, subscription based video streaming services, such as Netflix, Amazon Prime and Hulu, and home video systems and from other forms of in-home or on-the-go entertainment.

●	New marketing approaches. Many of our competitors have partnered with MoviePass Inc. (“MoviePass”), a subscription-based movie ticketing service. For a monthly fee of $9.95, MoviePass subscribers can attend one movie per day at no additional cost. MoviePass’ growing popularity may negatively impact our theaters by providing patrons with a cheaper alternative to paying each time they go to the movies.

●	New technology. New innovations and technology will continue to impact our industry. If we are unable to respond to or invest in future technology and the changing preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could also adversely affect our results of operations.

Like the motion picture exhibition industry, the restaurant industry is fragmented and highly competitive with no significant barriers to entry. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. Many of our competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to operate.

We face significant competition for restaurant guests, and our inability to compete effectively may affect our traffic, iPic sales and store-level operating profit margins.

We rely on our food and beverage service for a majority of our revenue. The restaurant industry is intensely competitive with many well-established companies that compete directly and indirectly with us with respect to food quality, service, price and value, design and location. Some of our competitors have significantly greater financial, marketing, personnel and other resources than we do. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have or plan to have an iPic. Any inability to successfully compete with the restaurants in our markets will place downward pressure on our guest traffic and may prevent us from increasing or sustaining our revenues and profitability.

New iPic locations, once opened, may not be profitable; recently, our comparable-store sales have declined; and the performance of our units that we have experienced in the past may not be indicative of future results.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new location openings (often dictated by factors outside of our control), including landlord delays, associated pre-opening expenses and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new units. We typically incur the most significant portion of pre-opening expenses associated with a given location within the six months preceding the opening. Our experience has been that labor and operating costs associated with a newly opened location for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new units commonly take 16 to 20 weeks to reach planned operating expense levels due to inefficiencies typically associated with new openings, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those units. Accordingly, the volume and timing of new openings may have a material adverse impact on our profitability.

In recent periods, our comparable-store sales have declined, as have those of certain of our competitors. Specifically, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, our comparable-store sales declined by $6.3 million. This was partly due to the fact that there were relatively few successful movie releases during the first nine months of calendar year 2017. In the year ended December 31, 2016 as compared to the year ended December 31, 2015, our comparable-store sales declined by $6.2 million. This was partly due to the fact that there was a material increase in the percentage of the motion picture industry’s 2016 total box-office receipts that stemmed from children’s or animated films that do not generally appeal to our more adult clientele. For 2016, industry reports noted that approximately 50% of industry sales from 2016’s Top-15 grossing films were from children’s or animated films (as opposed to 18% of industry sales from 2015’s Top-15 grossing films coming from children’s or animated films).

Although we target specified operating and financial metrics, new units may not meet these targets or may take longer than anticipated to do so. Any new location we open may not be profitable or achieve operating results similar to those of our existing units, which could adversely affect our business, financial condition or results of operations.

We may not achieve the expected benefits and performance from strategic theater acquisitions.

In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theater level costs, and from revenue enhancements resulting from the acquisition. However, there can be no assurance that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits, nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

●	the difficulty of assimilating and integrating the acquired operations and personnel into our current business;

●	the potential disruption of our ongoing business;

●	the diversion of management’s attention and other resources;

●	the possible inability of management to maintain uniform standards, controls, procedures and policies;

●	the risks of entering markets in which we have little or no experience;

●	the potential impairment of relationships with employees;

●	the possibility that any liabilities we may incur or assume may prove to be more burdensome than anticipated; and

●	the possibility that the acquired theaters do not perform as expected.

We have no control over distributors of the films and our business may be adversely affected if our access to motion pictures is limited or delayed.

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theater-by-theater basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theater-by-theater basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven distributors representing approximately 90% of the U.S. box office in 2016, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors, or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theaters, our operating results may be materially adversely affected.

We depend on motion picture production and performance.

Our ability to operate successfully depends upon the availability, diversity and appeal of motion pictures, our ability to license motion pictures and the performance of such motion pictures in our markets. Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films are usually released during the summer and the calendar year-end holiday seasons. Therefore, our business is subject to significant seasonal fluctuations, with higher attendance and revenues generally occurring during the summer months and holiday seasons. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. Given the relatively small number of theaters and screens that we operate (particularly when compared to our larger competitors), if a major motion picture studio decides to delay the release of a first-run motion picture from one quarter to a subsequent quarter, that could have a material adverse effect on our results of operations in the earlier quarter. As movie studios rely on a smaller number of higher grossing “tent pole” films, there may be increased pressure for higher film licensing fees. In addition, a change in the type and breadth of movies offered by motion picture studios may adversely affect the demographic base of moviegoers. As a result of the foregoing factors, our results of operations may vary significantly from quarter to quarter and from year to year.

The motion picture exhibition industry has experienced fluctuations in attendance during recent years.

The U.S. motion picture exhibition industry has been subject to periodic short-term increases and decreases in attendance and box office revenues. According to the Motion Picture Association of America, attendance at movies in the United States and Canada was 1.32 billion during 2016 and 2015 and 1.27 billion during 2014. During the past ten years, attendance at movies in the United States and Canada has ranged from a high of 1.42 billion in 2009 to a low of 1.27 billion in 2014. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future, and any decline in attendance could materially adversely affect our results of operations. To offset any decrease in attendance, we plan to offer products unique to the motion picture exhibition industry, such as specially selected alternative programming and a luxury in-theater dining experience. We cannot assure you, however, that our offering of such content and services will offset any decrease in attendance that the industry may experience.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down our attendance and limit our ticket prices.

We compete with other film delivery methods, including network, syndicated cable and satellite television and DVDs, as well as video-on-demand, pay-per-view services, video streaming and downloads via the Internet. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts and live theater. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theaters, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

Our results of operations may be impacted by shrinking video release windows.

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on DVD or similar on-demand release to an important downstream market, has decreased from approximately six months to approximately three to four months. If patrons choose to wait for a DVD release, video streaming or other home entertainment options rather than attend a theater for viewing the film, it may materially adversely impact our business and results of operations, financial condition and cash flows. Several major film studios have tested premium video-on-demand products released in homes approximately simultaneously with a movie’s theatrical debut, which threatened the length of the release window. Additionally, for the past several years, Amazon Studios has been producing and acquiring original movies for theatrical release with video streaming available just four to eight weeks after their theatrical debut. We cannot assure you that the release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have a material adverse impact on our business and results of operations.

Our continued success depends in part on the continued popularity of our menu and the experience we offer guests.

Consumer tastes, nutritional and dietary trends, traffic patterns and the type, number, and location of competing restaurants often affect the restaurant business and our competitors may react more efficiently and effectively to those conditions. In addition, some of our competitors in the past have implemented programs that provide price discounts on certain menu offerings, and they may continue to do so in the future. If we are unable to continue to compete effectively, our traffic, sales and store-level operating profit margins could decline and our business, financial condition and results of operations would be materially adversely affected.

Food safety and food-borne illness incidents could adversely affect guests’ perception of our brand, result in lower sales and increase operating costs.

Food safety is a top priority and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. A negative report or negative publicity, whether or not related to one of our iPic locations, may have an adverse impact on demand for our food and could result in decreased guest traffic to our units. A decrease in guest traffic to our iPic locations as a result of these health concerns or negative publicity could materially harm our brand, reputation, business, financial condition and results of operations.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple iPic locations would be affected. We cannot ensure that all food items will be properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some units. Furthermore, any instances of food contamination, whether or not at iPic, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration’s recently enacted Food Safety Modernization Act.

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility and failure to pay for all hours worked. Along those lines, a class action lawsuit was recently filed against us in California state court asserting failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers. Because the case is new and we are not yet even due to respond to the complaint in the lawsuit, it is premature to determine whether this particular case would have a material impact on our business or results of operations. See Note 6–Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements of iPic Gold-Class.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our locations, including actions seeking damages resulting from food-borne illness or accidents at our locations. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims.

Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations. In addition, they may generate negative publicity, which could reduce guest traffic and sales. Although we maintain what we believe to be adequate levels of insurance to cover any of these liabilities, insurance may not be available at all or in sufficient amounts with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims or any adverse publicity resulting from claims could materially adversely affect our business and results of operations.

Our plans to open new units, and the ongoing need for capital expenditures at our existing units, require us to expend capital.

Our growth strategy depends on opening new units, which will require us to use cash flows from operations and a portion of the net proceeds from our IPO. We cannot assure you that cash flows from operations and the net proceeds from our IPO will be sufficient to allow us to implement our growth strategy. If this cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned openings, which could have a material adverse effect on our business, financial condition, results of operations and the price of our Class A Common Stock.

In addition, as our units mature, our business will require capital expenditures for the maintenance, renovation and improvement of existing units to remain competitive and maintain the value of our brand standard. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures.

If the costs of funding new units or renovations or enhancements at existing iPic locations exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our financial condition and results of operations could be materially adversely affected.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property and all of our iPic locations are located in leased premises. The leases for our units generally have initial terms of 15 to 25 years and typically provide for two to four renewal options in five-year increments as well as for rent escalations.

Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a unit, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close units in desirable locations.

As of September 30, 2017, we were a party to operating leases associated with our iPic locations and administrative offices requiring future minimum lease payments of $4.2 million for the remainder of 2017 and approximately $363.9 million thereafter, which minimum lease commitments are not reflected as liabilities on our consolidated balance sheet. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under the non-revolving credit facility (the “Non-Revolving Credit Facility”) with RSA or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would have a material adverse effect on our business, our results of operations and our financial condition.

Our substantial debt could materially adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of September 30, 2017, we had outstanding $188.6 million of indebtedness, which consisted of $138.2 million under our Non-Revolving Credit Facility and $50.4 million of unsecured subordinated notes to related parties. As of September 30, 2017, we also had approximately $368.1 million of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 25 years). While all of the unsecured subordinated notes to related parties were repaid or cancelled in connection with the IPO, the amount of our remaining indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

●	increase our vulnerability to general adverse economic and industry conditions;

●	limit our ability to obtain additional financing in the future for working capital, capital expenditures, dividend payments, acquisitions, general corporate purposes or other purposes;

●	require us to dedicate a substantial portion of our cash flow from operations to the payment of lease rentals and principal and interest on our indebtedness, thereby reducing the funds available to us for operations and any future growth or other business opportunities;

●	limit our planning flexibility for, or ability to react to, changes in our business and the industry; and

●	place us at a competitive disadvantage with competitors who may have less indebtedness and other obligations or greater access to financing.

If we fail to make any required payment under our Non-Revolving Credit Facility or to comply with any of the financial and operating covenants contained therein, we would be in default. Lenders under our Non-Revolving Credit Facility could then vote to accelerate the maturity of the indebtedness under the Non-Revolving Credit Facility and foreclose upon the property that is pledged to secure the Non-Revolving Credit Facility, which property includes substantially all the assets of iPic-Gold Class and its wholly-owned subsidiaries, together with 100% of the equity interests of iPic-Gold Class. Other creditors might then accelerate other indebtedness. If the lenders under the Non-Revolving Credit Facility accelerate the maturity of the indebtedness thereunder, we might not have sufficient assets to satisfy our obligations under the Non-Revolving Credit Facility or our other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Limitations on the availability of capital may prevent deployment of strategic initiatives.

Our key strategic initiatives, including future upgrades of our Generation I and Generation II locations into our latest Generation III furniture, fixture and equipment, require significant capital expenditures to implement. Our net capital expenditures aggregated approximately $57.9 million for the year ended December 31, 2016 and $11.4 million for the year ended December 31, 2017. For calendar year 2018, we estimate that our gross cash outflows for capital expenditures will be approximately $15 million to $20 million, inclusive of $1 million to $5 million expected to be supplied in the form of tenant improvement financing. Over the subsequent three years, we estimate that our gross cash outflows for capital expenditures will be approximately $75 million to $85 million, inclusive of $30 million to $35 million expected to be supplied in the form of tenant improvement financing. Actual capital expenditures for calendar year 2018 and for the subsequent years may differ materially from our estimates. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theaters and restaurants. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theaters and restaurants may not be sufficient to service the related indebtedness that we are permitted to incur.

The agreements governing our indebtedness contain covenants that may limit our ability to take advantage of certain business opportunities advantageous to us.

The agreements governing our indebtedness contain various covenants that limit our ability to, among other things:

●	incur or guarantee additional indebtedness;

●	pay dividends or make other distributions to our stockholders;

●	make restricted payments;

●	incur liens;

●	engage in transactions with affiliates; and

●	enter into business combinations.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise.

We have a limited operating history which provides limited reference for you to evaluate our ability to achieve our business objectives.

We were formed in September 2010. Since we have a limited operating history, we are subject to the risks and uncertainties associated with early stage companies and have historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. As of the date hereof, we have 16 locations and have an additional four locations under construction. Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to continue to open restaurants and theaters throughout the United States and internationally and to achieve economies of scale. We cannot assure you that more restaurants and theaters can be opened on terms favorable to us or at all, or that if we open those restaurants and theaters, we will be able to operate our expanded business profitably. If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We have had significant financial losses in previous years.

Historically, we have had operating losses, negative cash flows from operations and working capital deficiencies. For the years ended December 31, 2015 and 2016, and for the nine months ended September 30, 2017, we reported net losses of $24.7 million, $34.2 million and $34.0 million, respectively. We expect to have significant net losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of new iPic locations. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. If we experience losses in the future, we may be unable to meet our payment obligations on our existing indebtedness, while attempting to expand our theater circuit and withstand competitive pressures or adverse economic conditions.

Our sales growth and ability to achieve profitability could be adversely affected if comparable-store sales decline or are less than we expect.

Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The level of comparable-store sales will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable-store sales is generally higher than the profit margin on new store sales. Our ability to increase comparable-store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, and that we will not achieve our target comparable-store sales growth or that our comparable-store sales could decline, which may cause a decrease in sales growth and ability to achieve profitability that could materially adversely affect our business, financial condition and results of operations.

Our results of operations are subject to fluctuations due to the timing of new iPic location openings and the relatively small number of iPic locations currently in operation.

The timing of new iPic location openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening expenses for a new iPic within the six months immediately preceding, and the month of, the iPic’s opening. In addition, the labor and operating costs for a newly opened iPic during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, a portion of a current year new location capital expenditures is related to iPic locations that are not expected to open until the following year. Due to these substantial up-front financial requirements to open new iPic locations, the investment risk related to any single iPic is much larger than that associated with many other restaurants or entertainment venues.

Similarly, with respect to revenues, there is some ramp-up time following the opening of a new iPic during which time revenues from that particular location have not yet achieved what is to be expected once the location has been open for a period of three years. This will affect our revenues during periods when we open up one or more new iPic locations.

Furthermore, because we currently operate at only 16 locations, a problem at any one location may have a significant impact on our results of operations from period to period. For example, Hurricane Harvey negatively impacted our location in Houston, TX and Hurricane Irma negatively impacted our locations in Miami, FL and Boca Raton, FL, during the three months ended September 30, 2017.

The impact that general economic, political and social conditions in the United States have on consumer discretionary spending could materially adversely affect our business and financial performance.

Our success depends on general economic, political and social conditions and the willingness of consumers to spend money at restaurants and movie theaters. Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could reduce our revenues and results of operations and materially adversely affect our financial position. Our business is dependent upon consumer discretionary spending and therefore is affected by consumer confidence as well as the future performance of the United States economy. As a result, our results of operations are susceptible to economic slowdowns and recessions. Increases in job losses, home foreclosures, energy prices, investment losses in the financial markets, personal bankruptcies, credit card debt and home mortgage and other borrowing costs, declines in housing values and reduced access to credit, among other factors, may result in lower levels of customer traffic to our iPic locations, a decline in consumer confidence and a curtailing of consumer discretionary spending. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen, whether in the United States or in the communities in which our iPic locations are located, we could see deterioration in customer traffic or a reduction in the average amount customers spend in our iPic locations.

Geopolitical events, including the threat of domestic terrorism, gun violence or cyber-attacks, could cause people to avoid our theaters or other public places where large crowds are in attendance. For example, in the United States over the past several years, there have been several high-profile incidents involving shootings at movie theaters. In addition, due to our concentration in certain markets, natural or man-made disasters such as hurricanes, earthquakes, severe weather conditions, local strikes or increases in energy prices in those markets could adversely affect our overall results of operations.

Should we choose to expand internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

In the future, we may choose to open up iPic locations outside of the United States. If we should decide to expand internationally, we will become subject to the risks of doing business outside the United States, including:

●	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we choose to operate;

●	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;

●	the presence and acceptance of varying levels of business corruption in international markets;

●	the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations, increases in taxes paid and other changes in applicable tax laws;

●	the difficulties involved in managing an organization doing business in many different countries;

●	the ability to comply with, or impact of complying with, complex and changing laws, regulations and economic and political policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;

●	increases in anti-American sentiment and the identification of the licensed brand as an American brand;

●	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and

●	political and economic instability.

Any or all of these factors may materially adversely affect the performance of our iPic locations located in international markets. In particular, a potential international iPic location may be located in a volatile region that is subject to geopolitical and sociopolitical factors that pose risk to our business operations. In addition, the economy of any region in which our iPic locations are located may be adversely affected to a greater degree than that of other areas of the country or the world by certain developments affecting industries concentrated in that region or country. While these factors and the impact of these factors are difficult to predict, any one or more of them could materially lower our revenues, increase our costs, reduce our profits or disrupt our business.

Our recurring operating losses, members’ deficit, and working capital deficit have raised substantial doubt regarding our ability to continue as a going concern.

We have sustained recurring operating losses since our inception. In addition, we had a members’ deficit, and a working capital deficit at December 31, 2016 and September 30, 2017, which raise substantial doubt about our ability to continue as a going concern. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our consolidated financial statements for all periods have been prepared assuming we will continue as a going concern. As discussed in the notes to those consolidated financial statements, our continuation as a going concern is dependent upon our ability to generate sufficient cash from operations, which is subject to achieving our operating plans, and the continued availability of funding sources. Historically, our main sources of funding have been the Non-Revolving Credit Facility, financing provided by the landlords at certain of our newly-developed locations, and funding from members. To date, we have not generated sufficient cash flows from operations to further access the Non-Revolving Credit Facility without additional equity infusions. We admitted new members in April 2017 and November 2017 that provided capital in the form of equity and debt of approximately $12,000,000 and $4,000,000, respectively. [Add description of January 2018 equity infusions.]

As of September 30, 2017 and December 31, 2016, management has concluded that there was substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included explanatory going concern language in their report accompanying our audited consolidated financial statements for the year ended December 31, 2016, included in the Offering Circular, dated January 30, 2018, which formed part of the Offering Statement on Form 1-A (File No. 001-38380024-10773) (the “Offering Circular”).

It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our business and operations are unknown. We are uncertain whether the proceeds from the IPO will be sufficient to fund our operations to achieve profitability and positive cash flows. These uncertainties cast doubt upon our ability to continue as a going concern. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our Class A Common Stock.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt and other financial obligations and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operating cash flow. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. In addition, our notes require us to repay or refinance those notes when they come due. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any of our indebtedness, including our Non-Revolving Credit Facility, sell any such assets or obtain additional financing on commercially reasonable terms or at all. The terms of the agreements governing our indebtedness restrict, but do not prohibit us from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in the Non-Revolving Credit Facility and our other outstanding debt instruments, we may be able to incur substantial additional indebtedness. If we incur additional indebtedness, the related risks that we face may intensify.

We may suffer future impairment losses and theater and other closure charges.

The opening of new theaters by certain of our competitors has drawn audiences away from some of our older theaters. In addition, demographic changes and competitive pressures have caused some of our theaters to become unprofitable. Since not all theaters are appropriate for our new initiatives, we may have to close certain theaters or recognize impairment losses related to the decrease in value of particular theaters. We review long-lived assets, including intangibles, for impairment as part of an ongoing process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Deterioration in the performance of our theaters could require us to recognize additional impairment losses and close additional theaters, which could have a material adverse effect on the results of our operations. We continually monitor the performance of our theaters, and factors such as changing consumer preferences for filmed entertainment and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theater and other closure charges prior to expiration of underlying lease agreements.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress, proprietary information and other intellectual property, including our name and logos and the unique character and atmosphere of our iPic locations. We rely on trademark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop a similar character and atmosphere, menu items and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in the markets in which we operate. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. We have several patents issued, as well as several pending patent applications in the United States. Such patent applications are subject to the review by and normal course prosecution before the U.S. Patent and Trademark Office, which may result in the application’s revision or non-approval. As a result, we may not be able to adequately protect the inventions covered by these patent applications, and our competitors and others may benefit as a result of their publication. The steps we have taken to protect our intellectual property in the United States may not be adequate. In addition, should we choose to expand internationally, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.

If our efforts to maintain and protect our intellectual property are inadequate, or if any third party misappropriates, dilutes or infringes on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance.

We may also from time to time be required to institute litigation to enforce our trademarks, service marks and other intellectual property. Such litigation could result in substantial costs and diversion of resources and could negatively affect our sales, profitability and prospects regardless of whether we are able to successfully enforce our rights.

Third parties may assert that we infringe, misappropriate or otherwise violate their intellectual property and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party’s intellectual property, we may be required to pay damages and/or be subject to an injunction. With respect to any third party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.

Our business could be adversely affected if we incur legal liability.

We are subject to, and in the future may become a party to, a variety of litigation or other claims and suits that arise from time to time in the ordinary course of our business. Regardless of the merits of the claims, the cost to defend current and future litigation may be significant, and such matters can be time-consuming and divert management’s attention and resources. The results of litigation and other legal proceedings are inherently uncertain, and adverse judgments or settlements in some or all of these legal disputes may result in materially adverse monetary damages, penalties or injunctive relief against us. Any claims or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or to obtain adequate insurance in the future.

While we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if we believe a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of our recovery.

Our business is subject to risks related to our sale of alcoholic beverages.

We serve alcoholic beverages at all of our locations. Alcoholic beverage control regulations generally require our locations to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our locations, including minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. Any future failure to comply with these regulations and obtain or retain licenses could materially adversely affect our business, financial condition and results of operations.

We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have a material adverse impact on our business, results of operations or financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and resources away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, results of operations or financial condition.

Shortages or interruptions in the supply or delivery of food products could adversely affect our operating results.

We are dependent on frequent deliveries of food products that meet our exact specifications. Shortages or interruptions in the supply of food products caused by problems in production or distribution, inclement weather, unanticipated demand or other conditions could adversely affect the availability, quality and cost of ingredients, which would adversely affect our operating results.

Disruption of our relationships with various vendors could substantially harm our business.

We rely on our relationships with several key studios in the operations of our business. These relationships include:

●	Paramount Pictures/Dreamworks

●	Sony Pictures

●	20th Century Fox

●	Universal Film Exchanges

●	Walt Disney Studio Pictures

●	Warner Brothers

Although our senior management has long-standing relationships with each of these vendors, we could experience deterioration or loss of any of our vendor relationships, which would significantly disrupt our operations until an alternative source is secured.

We are subject to substantial government regulation, which could entail significant cost.

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theaters, alcoholic beverages. Our new theater openings could be delayed or prevented or our existing theaters could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theater level employees are part time workers who are paid at or near the applicable minimum wage in the theater’s jurisdiction. Increases in the minimum wage, such as those that occurred in 18 states on January 1, 2018, and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

The restaurant industry is subject to extensive federal, state, local and international laws and regulations. The development and operation of restaurants depend to a significant extent on the selection and acquisition of suitable sites, which are subject to building, zoning, land use, environmental, traffic and other regulations and requirements. We are subject to licensing and regulation by state and local authorities relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal, state, and local laws governing employment practices and working conditions. These laws cover wage and hour practices, labor relations, paid and family leave, workplace safety, and immigration, among others. The myriad of laws and regulations being passed at the state and local level creates unique challenges for a multi-state employer as different standards apply to different locations, sometimes with conflicting requirements. We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.

Provisions in the Affordable Care Act require restaurant companies such as ours to disclose calorie information on their menus and to make available more detailed nutrition information upon request; however, regulations implementing those statutory provisions have been delayed until May 2018. We do not expect to incur any material costs from compliance with these provisions, but cannot anticipate any changes to guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of governments and industry groups have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws or any breach of our systems could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Our theaters that sell alcohol require each location to apply to a state authority and, in certain locations, county or municipal authorities for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our locations, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may decide not to obtain liquor licenses in certain jurisdictions due to the high costs associated with obtaining liquor licenses in such jurisdictions.

We operate locations throughout the United States and are subject to the environmental laws and regulations of those jurisdictions, particularly laws governing the cleanup of hazardous materials and the management of properties. We might in the future be required to participate in the cleanup of a property that we lease, or at which we have been alleged to have disposed of hazardous materials from one of our locations. In certain circumstances, we might be solely responsible for any such liability under environmental laws, and such claims could be material.

Our theaters must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”). Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance, any of which could have a material adverse effect on our operations and financial condition.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or an insufficient or ineffective response to significant regulatory or public policy issues, could negatively impact our cost structure, operational efficiencies and talent availability, and therefore have a material adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

We depend on key personnel for our current and future performance.

Our current and future performance depends to a significant degree upon the retention of our senior management team and other key personnel. The loss or unavailability to us, or damage to the reputation, of any member of our senior management team or a key employee — including, without limitation, Mr. Hamid Hashemi, our founder, President and CEO — could have a material adverse effect on our business, financial condition and results of operations. We believe that our future success will depend on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for experienced, successful personnel in our industry. We cannot assure you that we would be able to locate or employ qualified replacements for senior management or key employees on acceptable terms.

We rely on our information systems to conduct our business, and any failure to protect these systems against security breaches or failure of these systems themselves could materially adversely affect our business, results of operations and liquidity and could result in litigation and penalties. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be materially harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Among other things, these systems collect and store certain personal information from customers, vendors and employees and process customer payment information. Our mobile application allows patrons to purchase tickets, select seats and order food and beverage. Our information systems and the sensitive data they are designed to protect are vulnerable to security breaches by computer hackers, cyber terrorists and other cyber attackers, and employees exceeding their authorized access. We rely on security measures and technology typical of our industry to securely maintain confidential and proprietary information maintained on our information systems, and we rely on our third party vendors to take appropriate measures to protect the confidentiality of the information on those information systems. However, these measures and technology may not adequately prevent security breaches. Our information systems may become unavailable or fail to perform as anticipated for any reason, including viruses, loss of power or human error. Any significant interruption or failure of our information systems or those maintained by our third party vendors or any significant breach of security could materially adversely affect (i) our reputation with our customers, vendors and employees, (ii) our brand name, and (iii) our business, results of operations and financial condition. Any of the foregoing could result in litigation against us or the imposition of penalties. A significant interruption, failure or breach of the security of our information systems or those of our third party vendors could also require us to expend significant resources to upgrade the security measures and technology that guard sensitive data against computer hackers, cyber terrorists and other cyber attackers. We maintain cyber risk insurance coverage to protect against such risks, however, there can be no assurance that such coverage will be adequate.

Changes in privacy laws could adversely affect our ability to market our products effectively.

Our cinemas rely on a variety of direct marketing techniques, including email marketing. Any expansion on existing and/or new laws and regulations regarding marketing, solicitation or data protection could adversely affect the continuing effectiveness of our email and other marketing techniques and could result in changes to our marketing strategy which could adversely impact our attendance levels and revenues.

Risks Relating to Our Organizational Structure

Our principal asset is our interest in Holdings, and Holdings’ principal asset is its interest in iPic-Gold Class, and, accordingly, we depend on distributions that iPic-Gold Class makes to Holdings and that Holdings makes to us to pay our taxes and expenses. iPic-Gold Class’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests of Holdings, which is itself a holding company that has no material assets other than its ownership of limited liability company interests of iPic-Gold Class. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of iPic-Gold Class and its subsidiaries and distributions we receive indirectly from iPic-Gold Class. There can be no assurance that our subsidiaries will generate sufficient cash flow to directly or indirectly distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.

Both Holdings and iPic-Gold Class are treated as pass-through entities for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Holdings. Under the terms of the Holdings LLC Agreement, Holdings is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, which we expect could be significant. We intend, as the sole manager of Holdings, which is itself the sole managing member of iPic-Gold Class, to cause iPic-Gold Class to make cash distributions to Holdings out of which (i) Holdings will make cash distributions to the owners of LLC Interests, in an amount sufficient to fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) Holdings will make cash payments to us in an amount sufficient to cover our other expenses. However, Holdings’ and iPic-Glass Class’s ability to make such distributions and payments may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Holdings or iPic-Gold Class is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering either Holdings or iPic-Gold Class insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. In addition, if neither Holdings nor iPic-Gold Class has sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxation by U.S. federal, state and local tax authorities, and we may in the future be subject to taxation by foreign tax authorities. As a result, our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

●	changes in the valuation of our deferred tax assets and liabilities;

●	expected timing and amount of the release of any tax valuation allowances;

●	tax effects of stock-based compensation;

●	changes in tax laws, regulations or interpretations thereof; or

●	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state and local taxing authorities, and we may in the future be subject to audits by foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), as a result of our direct ownership of Holdings and our indirect ownership of iPic-Gold Class, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

iPic Entertainment is the sole manager of Holdings, and Holdings is the sole managing member of iPic-Gold Class. As a result, we will indirectly control and operate iPic-Gold Class. On that basis, we believe that our interest in iPic-Gold Class is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of iPic-Gold Class, our interest in iPic-Gold Class could be deemed an “investment security” for purposes of the 1940 Act.

We, Holdings and iPic-Gold Class intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

iPic is controlled by the Continuing iPic Equity Owners, whose interests may differ from those of our public stockholders.

As of March 1, 2018, the Continuing iPic Equity Owners control approximately 92.68% of the combined voting power of all classes of our common stock through their ownership of Class A and Class B Common Stock. The Continuing iPic Equity Owners will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Continuing iPic Equity Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing iPic Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing iPic Equity Owners may have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration these Continuing iPic Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

In addition, certain of the Continuing iPic Equity Owners are in the business of making or advising on investments in companies and hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by law, none of the Continuing iPic Equity Owners or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. The Continuing iPic Equity Owners may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results.

We are subject to income taxes in various U.S. jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance or by changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates.

We are subject to complex taxation and could be subject to changes in our tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to many different forms of taxation in the U.S. and, should we expand internationally, we will also be subject to different forms of taxation in those foreign jurisdictions where we operate. The tax authorities may not agree with the determinations that we made and such disagreements could result in lengthy legal disputes and, ultimately, in the payment of substantial amounts for tax, interest and penalties, which could have a material impact on our results. Additionally, current economic and political conditions make tax rates in any jurisdiction, including the U.S., subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If the Company’s effective tax rates were to increase, or if the ultimate determination of the Company’s taxes owed in the U.S. or foreign jurisdictions is for an amount in excess of amounts previously accrued, the Company’s operating results, cash flows, and financial condition could be adversely affected.

Recently enacted changes to the U.S. tax laws may have a material adverse impact on our business or financial condition.

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve the Tax Cut and Jobs Act and, on December 22, 2017, President Trump signed the Tax Cut and Jobs Act into law. The Tax Cut and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a deduction for certain income earned through pass-through entities, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, and make extensive changes to the U.S. international tax system, including the taxation of the accumulated foreign earnings. The limitation on the use of net operating losses to offset future taxable income could result in iPic Entertainment’s being required to pay cash taxes or Holdings’ being required to make tax distributions in an earlier year than would be the case under existing law. In addition, the limitation on the interest deduction could result in the deferral of interest deductions on a portion of our indebtedness to subsequent years (in which our interest deductions would also be subject to limitation and potential deferral), which could materially increase iPic Entertainment’s liability for taxes or the amount of tax distributions Holdings would be required to make in any affected years. Other provisions of the Tax Cut and Jobs Act, such as the reduction in the U.S. corporate tax rate and the capital investment deduction, could have the effect of reducing the amount of taxes to which iPic Entertainment would otherwise have been subject or the amount of tax distributions Holdings would otherwise be required to make in a particular taxable year. The Tax Cut and Jobs Act is complex and far-reaching and we cannot predict the resulting impact its enactment will have on us.

Risks Relating to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be highly volatile, and the value of your investment may decline.

The trading price of our Class A Common Stock has been volatile since our IPO. Since shares of our Class A Common Stock began trading on Nasdaq in February 2018, the reported high and low sales prices of our Class A Common Stock have ranged from $17.00 to $10.50 through March 1, 2018. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report, may have a significant impact on the market price of our Class A Common Stock:

●	announcements of innovations or new services by us or our competitors;
●	any adverse changes to our relationship with our customers or suppliers;
●	variations in the costs of products that we use in our restaurants or theaters;
●	announcements concerning our competitors or the restaurant and movie theater industry in general;
●	achievement of expected sales and profitability;
●	supply or distribution shortages;
●	adverse actions taken by regulatory agencies with respect to our services or the products we use;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	trading volume of our Class A Common Stock;
●	sales of our Class A Common Stock by us, our executive officers and directors or our stockholders in the future;
●	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
●	changes in accounting principles.

In addition, broad market and industry factors may negatively affect the market price of our Class A Common Stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

We may be subject to securities litigation, which is expensive and could divert management attention.

Our share price may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities.

The Continuing iPic Equity Owners have the right to have their LLC Interests redeemed pursuant to the terms of the Holdings LLC Agreement.

As of March 1, 2018, we have an aggregate of 87,614,371 shares of Class A Common Stock authorized but unissued, including approximately 10,220,629 shares of Class A Common Stock issuable upon redemption of LLC Interests that will be held by the Continuing iPic Equity Owners. The Continuing iPic Equity Owners are generally entitled to have their LLC Interests redeemed for shares of our Class A Common Stock, subject to certain restrictions contained in the limited liability company agreement of Holdings . We cannot predict the size of future issuances of our Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock may have on the market price of our Class A Common Stock. Sales or distributions of substantial amounts of our Class A Common Stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A Common Stock to decline.

Sales of a substantial number of shares of our Class A Common Stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our Class A Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A Common Stock issued in our IPO are freely tradable without restriction under the Securities Act, except for any shares of our Class A Common Stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

We and each of our directors, executive officers and holders of substantially all of our outstanding common stock as of the date of our IPO, which collectively hold 92.68% of all classes of our outstanding common stock, have agreed with the selling agents in our IPO, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of common stock during the period from the date of the Offering Circular continuing through 180 days after February 1, 2018, except with the prior written consent of TriPoint, and except, in our case, that we will be allowed to take the actions described above after 120 days in the event that the closing price of the shares of Class A Common Stock exceeds $18.50 for each of at least 10 consecutive trading days. In addition, shares issued or issuable upon exercise of options or warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our Class A Common Stock.

In addition, on February 1, 2018, we filed a registration statement on Form S-8 under the Securities Act to register all shares of Class A Common Stock issued or issuable upon exercise of outstanding options under our stock plans and outstanding IPO RSUs. Accordingly, shares registered under such registration statement will be available for sale in the open market following the expiration of the applicable lock-up period, upon exercise of options vested at such time.

Moreover, holders of an aggregate of 7,432,377 shares of our common stock have rights, subject to certain conditions such as the 180-day lock-up arrangement described above, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In the future, we may also issue additional securities if we need to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our markets, or if they adversely change their recommendations or publish negative reports regarding our business or our stock, our stock price and trading volume could decline.

The trading market for our Class A common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our markets or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If any analyst who may cover us were to cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock, if any, for any return on their investment.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. As a result, we expect that only appreciation of the price of our common stock, if any, will provide a return to investors in our common stock for the foreseeable future.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and NASDAQ, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the corporate governance standards of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), and NASDAQ. As a result, we will incur significant legal, accounting and other costs that we did not incur as a private company. These requirements will place a strain on our management, systems and resources and we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NASDAQ requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our Class A common stock.

We also expect that it could be difficult and will be significantly more expensive to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we do not have an effective control environment because we do not have formalized internal control policies and procedures. We have also identified material weaknesses related to our lack of adequate review of complex accounting matters, improperly designed period end financial reporting controls, and improperly designed information technology controls.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including controls designed to require reviews of complex areas in a timely manner. In addition, we are designing and implementing improved processes and internal controls throughout the organization, including enhancing our control environment and redesigning and implementing controls over information technology and our period end financial reporting process such as formalizing our internal control documentation and strengthening supervisory reviews by our management. While we are designing, documenting and implementing improved processes and internal controls, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our IPO. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date which is the later of the date we are an accelerated filer or a large accelerated filer, and the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated Bylaws contain provisions that make it more difficult to effect a change in control of the company.

Our Amended and Restated Certificate of Incorporation and our Amended and Restated contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions that:

●	authorize blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

●	limit the liability of, and provide indemnification to, our directors and officers;

●	limit the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

●	require advance notice of stockholder proposals and the nomination of candidates for election to our board of directors;

●	require that directors only be removed from office for cause; and

●	limit the determination of the number of directors on our board and the filling of vacancies or newly created seats on the board to our board of directors then in office.

Further, we are subject to the anti-takeover provisions of section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of section 203 could have the effect of delaying or preventing a change of control that could be advantageous to the stockholders.

These provisions of our charter documents and Delaware law, alone or together, could delay or deter hostile takeovers and changes in control or changes in our management. Any provision of our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

Our Amended and Restated Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Holders of our common stock are deemed to have notice of and have consented to the provisions of our Amended and Restated Certificate of Incorporation related to choice of forum. The choice of forum provision in our Amended and Restated Certificate of Incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On February 1, 2018, the Company completed its IPO of 1,248,159 shares of Class A Common Stock at an offering price of $18.50 per share.for gross proceeds of approximately $15.1 million. The offer and sale of the shares of Class A Common Stock was made pursuant to an Offering Circular , dated January 30, 2018, which formed part of the Offering Statement on Form 1-A (File No. 024-10773), which was most recently qualified by the SEC on January 29, 2018. TriPoint Global Equities, LLC, working with its online division BANQ® (www.banq.co), was the Lead Managing Selling Agent for the IPO. Roth Capital Partners, LLC was the Institutional Placement Book-Running Agent. Telsey Advisory Group LLC was the Co-Manager for the offering. The initial public offering commenced on January 29, 2018 and terminated upon the closing.

The Company received net proceeds from the IPO of approximately $13.6 million, after deducting selling agent discounts and commission of approximately $1.1 million, but before offering expenses of $0.4 million. None of the selling agent discounts and commissions or other offering expenses were incurred by or paid to directors or officers of the Company or their associates or persons owning 10 percent or more of the Company's common stock or to any of the Company's affiliates.

The Company used the net proceeds from our IPO to purchase 7.32% of newly issued Common Units of Holdings. Holdings transferred the proceeds it received from the sale of such Common Units to iPic-Gold Class. iPic-Gold Class will use the proceeds that it receives from Holdings for general corporate purposes, including opening new iPic locations and renovating existing iPic locations. There has been no material change in the Company’s use of the net proceeds from the IPO as described in the Offering Circular.

Item 3.	Defaults upon senior securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of the Company, dated January 31, 2018 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2018, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Company, effective as of January 31, 2018 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2018, and incorporated by reference herein).

10.1	Second Amended and Restated Master Loan and Security Agreement with The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, dated February 1, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2018, and incorporated by reference herein).

10.2	Subscription Agreement by and between iPic Gold Class Holdings LLC and Regal/Atom Holdings, LLC, dated January 31, 2018 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2018, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 13, 2018	iPic Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board

Date: March 13, 2018	iPic Entertainment Inc.

	By:	/s/ Paul Westra
Paul Westra
Chief Financial Officer

