Form 10-K
period 2017-12-31
iPic Entertainment Inc.
filed 2018-05-01
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

        OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 001-38380

iPic Entertainment Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3129582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Mizner Park, 433 Plaza Real, Ste. 335, Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (561) 886-3232

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class	Name of Exchange on which Registered
Class A Common stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: ☒ None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of the Registrant held by non-affiliates of the Registrant on February 1, 2018 was $18,897,127 (1,248,159 shares at a closing price per share of $15.14). The Registrant has elected to use February 1, 2018 as the calculation date, which was the initial trading date of the Registrant’s common stock on the Nasdaq, because on June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant was a privately held company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Class A Common stock, par value $0.0001 per share	1,248,159 shares
Class B Common Stock, par value $0.0001 per share	9,926,621 shares

Documents Incorporated by Reference

None.

iPic Entertainment Inc.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

INDEX
____________________________________

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology, but the absence of these particular words does not mean that a statement is not forward-looking.

You should read this Annual Report on Form 10-K, and the documents that we reference herein, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our inability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets, including international markets;

●	our inability to optimize our theater circuit through new construction and transforming our existing theaters;

●	competition from other theater chains and restaurants;

●	our inability to operate profitably;

●	our dependence on a small number of suppliers for motion picture products;

●	our inability to manage fluctuations in attendance in the motion picture exhibition industry;

●	our inability to address the increased use of alternative film delivery methods or other forms of entertainment;

●	our ability to serve menu items that appeal to our guests and to avoid food safety problems;

●	our inability to obtain sufficient capital to open up new units, to renovate existing units and to deploy strategic initiatives;

●	our ability to address issues associated with entering into long-term non-cancelable leases;

●	our inability to protect against security breaches of confidential guest information;

●	our inability to manage our growth;

●	our inability to maintain sufficient levels of cash flow, or access to capital, to meet growth expectations;

●	our inability to manage our substantial level of outstanding debt;

●	our ability to continue as a going concern;

●	our failure to meet any operational and financial performance guidance we provide to the public; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

Although the forward-looking statements in this Annual Report are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained. Should one or more of the risks or uncertainties referred to above and elsewhere in this Annual Report materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material and adverse respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

Overview

iPic Entertainment Inc. (“iPic”, the “Company”, “we”, “our” or “us”) was formed as a Delaware Corporation on October 18, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of iPic-Gold Class Entertainment, LLC (“iPic-Gold Class”) and its subsidiaries. Additionally, iPic-Gold Class Holdings LLC (“Holdings”) was formed as a Delaware limited liability company on December 22, 2017, to hold the equity interests in iPic-Gold Class. As of the completion of the IPO and related transactions, the Company is the sole managing member of Holdings, and Holdings is the sole managing member of iPic-Gold Class and its subsidiaries. iPic-Gold Class and its subsidiaries, continue to conduct the business conducted by these subsidiaries prior to the IPO and related transactions.

iPic strives to be our guests’ favorite local destination for a night out on the town. Our newest locations blend three distinct areas — a polished-casual restaurant, a farm-to-glass full-service bar, and our world-class luxury theater auditoriums with in-theater dining — into a one-of-a-kind experience. Our team endeavors to deliver world class hospitality in innovative, one-of-a-kind theaters which we believe are among the finest in the world. Our chefs and mixologists create craveable food and drink offerings that are outstanding on a standalone basis, but it is the interplay between our movie-entertainment, dining and full-service bar areas that is the defining feature of a typical four-hour guest experience. We thoughtfully design the layout, ambiance, and energy-flow of each unit to maximize the crossover between these activities. With constantly changing movie content and menu offerings, each visit is different, providing our customers with a reason to visit us repeatedly. We believe we deliver an experience that is innovative, unique and cannot be easily replicated at home or elsewhere without the hassle of having to visit multiple destinations. Our locations also act as great venues for private events, family and business functions and other corporate-sponsored events. We believe our concept is well-positioned within today’s ever-increasing experiential economy.

We believe we pioneered the concept of polished-casual dining in a luxury theater auditorium and are one of the largest combined movie theater and restaurant entertainment destinations with locations engineered from the ground up to provide our guests with a luxurious movie-going experience at an affordable price. We currently operate 115 screens at 15 locations in 9 states, with an additional 4 locations under construction, and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiations.

Our iPic locations have three different formats.

Our Generation I locations: We have six initial locations that are designated as our First-Generation format (Redmond, WA; Pasadena, CA; South Barrington, IL; Bolingbrook, IL; Austin, TX; and Fairview, TX). These units were built between 2007 and 2010, and generally do not have a separate restaurant attached. These initial sites tested and validated the business-model for Premium-Plus seating and service, and, over time, began to showcase the synergistic opportunity of having a complementary restaurant and dining experience within the facility. In 2017, our Generation I locations averaged approximately $5.9 million of revenues, or about $812,400 per screen. The Company closed its Glendale, WI location, an original Generation I location, effective March 8, 2018. The decision to close the location was made during an all-hands conference call on March 5, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of the site during the first quarter of 2018.

Our Generation II locations: We designated the next five iPic locations as our Second-Generation format (Scottsdale, AZ; Boca Raton, FL; Bethesda, MD; Westwood, CA; and Miami, FL). Built in 2011 to 2014, these units feature a Tuck Hospitality Group signature restaurant (City Perch, Tanzy, or Tuck Room Tavern). Among other things, these units further expand the quality and quantity of our Premium-Plus auditorium sections (which generally sell-out first, indicating growing consumer preference for added luxury and service), upgraded the in-theater dining experience with our redesigned iPic Express offerings, and launched the iPic Life program, which is a 20-minute on screen lifestyle program. In 2017, our Generation II locations averaged approximately $10.4 million of revenues, or about $1,372,700 per screen.

Our Generation III locations: The latest four iPic openings are representative of our Third-Generation format (Houston, TX; Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, NY) and represent our go-forward development design for the foreseeable future. These units include our perfected auditorium layout (six to eight screens, 500 seats, and elevated ratio of Premium-Plus seating) and introduced our patent-pending POD seating and patented chaise lounges. In 2017, our Generation III locations open for at least 12 months (Houston, TX; Ft. Lee, NJ; and Fulton Market, NY) averaged approximately $13.2 million of revenues, or about $1,653,400 per screen.

Our Strengths

iPic competes in what we believe to be the most profitable dining occasion: destination dining. We believe the most economic value within the U.S. restaurant industry is created from concepts that have comparatively high sales-mixes of dinner (vs. lunch), dine-in (vs. takeout) and female guests. iPic scores high on these metrics as our sales mix skews more toward dinner, dine-in, and female guests. We believe that return-on-capital is limited for lunch-centric brands given low barriers to entry and low consumer switching costs as evidenced by the high degree of franchise mixes for large-scale U.S. quick-service-restaurant operators. Additionally, we believe that the take-home dinner business presents significant risk of intrusion from digital-centric delivery players within grocery (e.g. Blue Apron, Amazon/Whole Foods) and restaurants (e.g. UberEats, DoorDash) that compete for a dining occasion that is consumed within one’s own home, which could further limit the value that the consumer places on the delivery or take-out brands.

iPic’s business model is similar to other disruptive concepts. We believe that within the destination dinner experience, there is growing evidence of strong performance being achieved by a handful of national brands that combine high-end restaurants with some form of entertainment, such as Dave and Busters, and Top Golf, that may indicate there is growing demand for affordable, luxurious, extended dinner-and-entertainment venues. Within this restaurant-and-entertainment segment, we believe iPic’s source of entertainment, showing content on a screen within an ultra-premium auditorium, provides our brand with a unique opportunity for long-term consumer relevancy as our content is refreshed continuously over time to match evolving consumer tastes — including the growing opportunity for alternative content such as eGaming, events, and corporate seminars. Additionally, our affluent customer base enables us to drive substantial ancillary revenue from sponsorship income and membership fees, which make up a substantial and growing portion of our revenues. Lastly, we believe that it could prove difficult for most existing stand-alone restaurants to gain access to our motion picture content, and for most existing theater operations to add iPic’s level of culinary expertise and hospitality culture.

Our Food: iPic’s culinary expertise. We deliver a unique food and beverage experience. Our team, led by chef Sherry Yard, designs and delivers an innovative and continuous new stream of menu items to delight our customers. As a Food Network personality herself, Sherry Yard, along with a monthly celebrity chef, go on screen to show our guests how they cook the latest menu creation. This allows our customers to experience the food of a different highly acclaimed chef each time they visit iPic. We bring the celebrity chefs to our customers, without our customers having to inconveniently travel to experience their creations.

Our Service: iPic’s empowered hospitality culture. We believe that the culture of our team is an important factor in our success. We train and empower our team to provide our guests with world-class customer service throughout our facility. However, we also recognize that within today’s highly-connected digital economy some of our guests, depending on the occasion, may view the best possible customer experience on a given day to be one that is digitally seamless with only a minimum amount of direct interaction with our team members, such as an Uber or Amazon transaction. As such, we have invested heavily in industry-leading digital technology that could, at our guest’s choosing, create a near frictionless theater experience by using our iPic app to, among other things: purchase and choose their seating ahead of time, open a check anywhere in our facility (like at our bar) and have it move with you throughout your stay, including ordering additional items (like at your theater seats). When a guest’s stay is over, our app technology will close-out the check automatically with a prompted or pre-set tip amount, depending on the setting. We have coined our service-model ethos “empowered hospitality” that strives to give our customers the power to choose their desired level of service on each particular visit.

Our Facilities: iPic’s world-class environment and ambiance. We have a history of designing architecturally unique and relevant entertainment destinations that successfully compete with not only other forms of out-of-home entertainment but also with the comfort and convenience of home entertainment options. Our patent-pending seating Pods enable our guests to watch a movie in an intimate setting within a shared environment. Our patented chaise lounges have transformed a historically less-desirable seating area to a highly sought-after section of the auditorium. Our pillows and blankets at each Premium Plus seat along with our non-disruptive table-top service turns movie watching at iPic into an affordable luxury experience available to the general population.

Our Brand: iPic’s differentiated lifestyle brand with broad adult guest appeal. We believe that the multi-faceted guest experience of dining, drinking and watching a movie in a comfortable and luxurious setting, supported by ever changing Hollywood movies and other non-traditional content, such as concerts and eGaming, and combined with our marketing campaigns have helped create a differentiated brand that is widely recognized and has no national direct competitor on the premium end of the market. Our brand’s connection with its guests is best evidenced by our guest loyalty program with over 1.8 million members. This membership program has increased approximately 100% over the last three years. Our guest research shows that our brand skews towards females (60%) that are primarily between the ages of 21 and 54, with only 3% of our guests under the age of 21. Based on guest surveys, the median household income of our frequent members is approximately $119,000, which we believe represents an attractive demographic.

Our multi-faceted guest experience is an affordable luxury that offers excellent value. The average spend of approximately $45 per guest for dinner-and-a-movie at an iPic is a fraction of the cost of other luxury experiences, such as a theatrical play or live sporting event. We believe that our combination of movie-theater entertainment, polished casual-dining and full-service beverage offerings, delivered in a one-of-a-kind curated environment with a local-club atmosphere is an aspirational experience to most Americans. Our multi-faceted guest experience cannot be replicated without visiting multiple destinations. We believe that the cost of visiting an iPic offers an attractive value proposition for our guests relative to pursuing separate dining and entertainment options.

Attractive store economic model with diversified cash flows and strong cash-on-cash returns. We have multiple drivers of traffic with desirable demographics that differentiate us from other food and entertainment concepts. New movies drive traffic to our theaters and restaurants while our ever-changing cast of celebrity chef-inspired creations also help drive incremental traffic. This ability to drive traffic gives us a structural advantage in our store economic model compared with traditional restaurant concepts and provides us with leverage to negotiate favorable economic deals for rent and tenant improvement allowances. In addition to traditional food and beverage revenue, we add additional revenue from our theater operations and, importantly, from non-traditional ancillary revenue such as sponsorships and membership fees. Approximately 54% and 52% of our total revenues for 2017 and 2016, respectively, were derived from food-and-beverage, and 44% and 46%, respectively, were derived from theater operations.

Our store economic model has led to a 20% compound annual growth rate in attendance since 2011, along with generally increasing revenues per screen and spend per visit over the same period.

History of successful product innovation and marketing initiatives. Our self-developed app enables our guests to purchase their tickets, select their seat, and order food and beverage from their mobile phones. Our fully-automated in-store tracking system signals the kitchen upon our guest’s arrival which eliminates the need for placing an order in person with a server. There is also no need for a presentation of the check at the end of the movies as our guests, who choose to do so, may simply stand up and leave as our app can seamlessly handle checkout. We have transformed the ordering and payment of food and beverage in our theaters to an Uber-like experience. We can target and implement marketing programs for our members based on their likes and dislikes, which we believe has increased their frequency of movie-going significantly. Our marketing team has developed a robust membership and rewards program that enables instant redemption of rewards points, which improves guest loyalty. In fact, based on information we collect from our guests, 85% of our guests recommend iPic as their destination of choice for a night out to their friends and our aggregated positive consumer sentiment is 81%. Our Access point rewards program provides members with special ticket pricing, priority access on all ticket purchases, advance screening events, complementary seating upgrades, and more. We have three membership tiers:

●	Access Silver Membership (Free):

●	Provides access to members-only ticket pricing all week long

●	Access Gold Membership ($29/year):

●	Receive a free premium movie ticket at sign-up

●	Start earning 1 access point on every dollar spent; redeemable at both iPic theaters & restaurants

●	Priority access to ticket purchases for select new film releases

●	Special member-priced weekday block ticket packages

●	Invitations to exclusive iPic events

●	Access Platinum Membership ($29/year + 2,000 access points earned each year)

●	Start earning 1.5 access points on every dollar spent to redeem at both iPic theaters & restaurants

●	Two free weekday upgrades to premium plus seating

●	Premium movie ticket birthday gift

Management team with proven track record. We are led by a strong management team with extensive experience from national brands in all aspects of casual dining and entertainment operations. Our founder and Chief Executive Officer, Hamid Hashemi, has been in the theatrical entertainment business for over 30 years. Several other executive officers have decades of experience in the theatrical entertainment and food service industries.

Strong commitment to our team, to our community, and to our guests. We recruit and develop team members that possess a high degree of empathy and who are genuinely warm, friendly, motivated, caring, self-aware and intellectually curious. Our team members strive to make every visit a memorable experience for our guests. iPic is a hospitality company with a focus on delivering an out-of-home entertainment experience perceived to be available only to the affluent, but is within reach to all segments of the population at an affordable price. While iPic’s face-value ticket prices are generally higher than other movie-theater options, we believe that the additional amenities included in our offering makes the value proposition substantially greater than other venues. For instance, unlike other movie-theaters, for all iPic seating sections, we do not charge a fee for booking tickets online and we never charge extra for 3D or any other premium-format film. Meanwhile, guests seated in Premium Plus seats are offered unlimited popcorn, signature iPic pillows and blankets, and dining service to the seats. Our ticket prices for our iPic Premium seats are comparable to the best theaters in their respective market and our guests can enjoy the same menu of food and drinks by visiting the iPic Express and Bar located on the same level as the auditoriums.

Growth Strategies and Outlook

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 115 screens at 15 locations in 9 states with an additional 4 locations under construction and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiation. We believe we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We plan to upgrade three of our six Generation I locations in 2018 and open at least four new domestic units per year starting in 2019. Based on our experience and analysis, along with research we engaged Eastern Consolidated Properties, Inc. to perform for us, we believe that over the long-term we have the potential to grow our iPic U.S. footprint to at least 200 U.S. units and to potentially expand overseas as well. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long-term potential. We plan to use a portion of the proceeds from the IPO to open new iPic locations and renovate existing iPic locations.

We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

Pursuing international growth opportunities.  We are actively exploring the potential to expand the iPic brand internationally through licensed or asset-light partnerships. iPic signed a non-binding Memorandum of Understanding with BAS Global Investments to develop one-of-a-kind, world-class luxurious restaurant-and-theater iPic locations throughout The Kingdom of Saudi Arabia. If we execute formal agreements and successfully obtain needed operating licenses, we believes there is the potential for 25 to 30 iPic locations within the next ten years, to be located in all parts of the country starting in Riyadh and Jeddah.

Growing our comparable-store sales. We intend to grow our comparable-store sales by continuing to differentiate the iPic brand from other food and entertainment alternatives, through the following strategies:

Differentiate our food and beverage offering. We frequently test new menu items and seek to improve our food offering to offer up-to-date culinary options and to best align with our customers’ evolving preferences and increasing sense of experimentation with new tastes.

Relentless efforts on hospitality. We strive to provide an engaging and differentiated guest experience that includes standards of excellence in hospitality. We believe there are opportunities to increase our sales and average check through continuous improvement of the server experience, including the dual-track effort of introducing new do-it-yourself technology, such as our order-and-pay app and boosting speed and accuracy of our ninja service model to include a new tablet ordering system.

Grow usage of alternative content. While Hollywood studios will remain our primary content providers for the foreseeable future, we are nevertheless focused on providing our customers with new and creative alternative content, including: live shows (including magic acts), Netflix programming, eSporting events (such as Minecraft gaming), concerts, educational and personal events, as well as corporate conferences and seminars.

Enhance brand awareness and drive incremental visits to our locations through innovative marketing and promotions. We plan to continue investing a significant portion of our marketing spend in social-media advertising. We have recently launched customized local store marketing programs to increase new visits and repeat visits to individual locations. Our guest loyalty program currently has approximately 1.8 million members, and we are aggressively improving our search engine and social marketing efforts. Our loyalty program and digital efforts allow us to communicate promotional offers directly to our most passionate brand fans. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the iPic location.

Grow our special events usage. We plan to continue to leverage and add resources to our special events sales effort to grow our corporate and personal event business. In addition to driving revenue, we believe our special events business is an important sampling opportunity for these guests because many are experiencing iPic for the first time.

Since 2011, our revenues have been growing at a compound annual growth rate of 24%.

Improving profitability from existing locations. A significant revenue driver will be the remodeling of the Company’s Generation I legacy locations into Generation III designs that, among other things, will include the installation of predominately Premium-Plus seating, including iPic’s latest patent pending pod seats and patented chaise lounges. Premium-Plus seating currently comprises approximately 35% of seating in our Generation I auditoriums. Our Generation III designs, which contain significantly more Premium-Plus seating, generate significantly higher revenue per screen than our Generation I locations. iPic expects to complete a minimum of three remodels in 2018.

Improving our margins. We believe we are well-positioned to increase margins and believe we have additional opportunities to reduce costs. Based on the operating leverage generated by our business model, which has been enhanced by operating initiatives implemented by management in recent years, we believe we have the potential to improve margins and deliver greater earnings from potential future increases in comparable-store sales. Under our current cost structure, we generally estimate that about 30% of any comparable-store sales growth that exceeds the cost inflation in that store would flow through to our Adjusted EBITDA. We also believe that improved labor scheduling technology will allow us to increase labor productivity in the future. We believe that our continued focus on operating margins at individual locations and the deployment of best practices across our store base is expected to yield incremental margin improvements.

Increasing digital growth options (membership and sponsorship). The Company plans to leverage its growing membership network as the brand expands and increases its market presence. In 2017, iPic’s active users that have visited a location over the past year accounted for approximately 47% of revenue. In 2017, the Company earned $1.8 million from corporate sponsorships and believes that it has the opportunity to significantly grow its local and national sponsorship revenue.

Site Selection Process

iPic is focused on clustered growth in predominantly the top 50 metropolitan statistical areas including the densest urban areas as well as high population or high growth affluent suburban markets. Potential locations are sourced both internally through target market searches and relationships with hundreds of developers, and externally through our network of top retail brokers in each target region. In order to optimize new location productivity, we systematically screen potential sites based on the size and quality of the local population. We utilize multiple data platforms that provide sophisticated demographic analyses allowing us to evaluate not only population and income, but also spending patterns and psychographics of the markets surrounding each potential location.

Marketing, Advertising and Promotions

Our corporate marketing department manages all consumer outreach initiatives for iPic with the goal of driving sales through expanding our customer reach (guest base) and frequency. Our key areas of focus include:

●	Marketing and Advertising: Public-relations, media, social media, promotions, in-store merchandising, pricing, and digital programs;
●	Food and Beverage: Continuous menu and product development and relentless focus on in-store execution; and
●	Guest insights: Ongoing research into brand health and guest tracking.

We have improved marketing effectiveness in 2017 through a number of initiatives designed to improve our local marketing plans, in-store promotions, digital loyalty programs and digital interfaces with consumers that included:

●	Performing research to better understand our guest base and fine-tune the brand positioning;
●	Refining our marketing strategy to better reach our target audience of 21-54 year-olds;
●	Creating a new advertising campaign;
●	Launching a new website and app;
●	Investing in menu research and development to differentiate our food offerings from our competition and improve execution;
●	Developing product/promotional strategies to attract new guests and increase spending/length of stay;
●	Leveraging our loyalty database to engage and motivate guests, including a newly formatted Membership Program;
●	Investing more in digital social media to create stronger relationships with consumers; and
●	Defining a consistent brand identity that reflects our unique positioning.

Operations — Food and Beverage and Cinema

Management. Food and Beverage management is headed by our Chief Operating Officer. Supported by the National Beverage Director, our Advanced Sommelier and Master Barman, and the Vice President of Restaurant Operations, the Food and Beverage management team is responsible for developing and operating all of iPic’s foodservice operations. Each restaurant is headed by a Restaurant General Manager who reports to the site Senior General Manager. The cinema operations management of our store base is divided into two regions, each of which is overseen by a Regional Operations Director who reports to our Chief Operating Officer. Our Regional Operations Directors oversee seven to nine Company-owned stores each, which we believe enables them to better support the Senior General Managers and achieve sales and profitability targets for each store within their region. Our locations are generally open seven days a week, with hours of operation typically from 11:00 a.m. to 2:00 a.m.

Operational Tools and Programs. We utilize a customized food and beverage analysis program that determines the theoretical food and beverage costs for each store and provides additional tools and reports to help us identify opportunities, including waste management. Consolidated business intelligence and reporting tools are utilized by Regional Operations Directors and Senior General Managers to be able to identify issues, forecast more efficiently, and glean quicker insights for improved decision-making.

Management Information Systems. We utilize a number of proprietary and third party management information systems. These systems are designed to improve operating efficiencies, provide us with timely access to financial and enterprise data, and reduce store and corporate administrative time and expense. We believe our management information systems are sufficient to support our store expansion plans.

Training. We strive to maintain quality and consistency in each of our stores through the careful training and supervision of our team members and the establishment of, and adherence to, high standards relating to personnel performance, food and beverage preparation, and maintenance of our restaurants and cinemas. We provide all new team members with complete orientation and one-on-one training for their positions to help ensure they are able to meet our high standards. All of our new team members are trained by partnering with a certified trainer to assure that the training and information they receive is complete and accurate. Team members are certified by us for their positions by passing a series of tests, including alcohol awareness training. We require our new store managers to complete an 8-week training program that includes front of the house service, kitchen, amusements, and management responsibilities. Newly trained managers are then assigned to their home store where they receive additional training with their Senior General Manager.

Management Development. We place a high priority on our continuing management development programs in order to ensure that qualified managers are available for our future openings. We conduct semi-annual talent reviews with each manager to discuss prior performance and future performance goals. When we open a new store, we provide varying levels of training to team members in each position to ensure the smooth and efficient operation of the store from the first day it opens to the public. Prior to opening a new store, our dedicated training and opening team travels to the location to prepare for an intensive two week training program for all team members hired for the new store opening. Part of the training teams stay on site during the first week of operation. We believe this additional investment in our new stores is important, because it helps us provide our guests with a quality experience from day one. After a store opens and is operating smoothly, the managers supervise the training of new team members.

Recruiting and Retention. We seek to hire experienced General Managers and team members, and we believe we offer competitive wage and benefit programs. Our store managers all participate in a performance-based incentive program that is based on sales, profit and employee retention goals. In addition, our salaried employees are also eligible to participate in a 401(k) plan, medical/dental/vision insurance plans and also receive vacation/paid time off based on tenure.

Food Preparation, Quality Control and Purchasing. We strive to maintain high food quality standards. To ensure our quality standards are met, we negotiate directly with independent producers of food products. We provide detailed quality and yield specifications to suppliers for our purchases. Our systems are designed to protect the safety and quality of our food supply throughout the procurement and preparation process. Within each store, the Kitchen Manager is primarily responsible for ensuring the timely and correct preparation of food products, per the recipes we specify. We provide each of our stores with various tools and training to facilitate these activities.

Information Technology

Information Technology is focused on the customer experience and supporting the efficient operation of our restaurants and theaters, as well as the management of our business. We have implemented software and hardware solutions which provide for enhanced capabilities and efficiency within our restaurant and theater operations. We continue to focus on improving the customer experience of purchasing tickets by expanding our ability to sell tickets remotely via the web and our mobile application, while also offering self-service alternatives such as ticketing kiosks. Customers can choose their preferred ticketing option, which in many cases means they can pre-purchase tickets, scan their mobile device and proceed directly to their reserved seat without waiting in line. These solutions align with our goal of delivering a first-class customer experience and will drive incremental revenues and cash flows in a more cost-effective manner. In addition, we continue to strategically pursue technologies to improve the services we provide to our patrons and to provide information to our management allowing them to operate our sites efficiently. The sales and attendance information collected by our point-of-sale system is used directly for film booking and settlement as well as provides the primary source of data for our financial systems. We also use best-in-class inventory management systems to control costs, streamline operations, and reduce waste across our foodservice operations.

Intellectual Property

We rely on patent, trademark, service mark, copyright, and trade secret laws, as well as license agreements, nondisclosure agreements, and confidentiality and other contractual provisions to protect our intellectual property. We have registered and applied to register trademarks and service marks in the United States. We also have certain trade secrets, such as our recipes, processes, proprietary information and certain software programs.

We have thirty one utility and design patents issued, as well as several pending patent applications in the United States. Such patent applications are subject to the review and normal course prosecution before the U.S. Patent and Trademark Office, which may result in the application’s revision or non-approval. We also have registered or applied for utility and design patents in various foreign countries. As a result, we may not be able to adequately protect the inventions covered by these patent applications, and our competitors and others may benefit as a result of their publication.

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

Competition

The out-of-home entertainment and dining markets are highly competitive. We compete for guests’ discretionary entertainment and dining dollars with theme parks, as well as with providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, nightclubs and restaurants. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food.

The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Our theaters are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Moviegoers are generally not brand conscious and usually choose a theater based on its location, the films showing there, showtimes and its amenities. We also face competition from increasingly sophisticated home-based and on-the-go forms of entertainment, such as video-on-demand, video streaming services — such as Netflix, Amazon Prime and Hulu — internet and video gaming. In addition, many of our competitors have partnered with MoviePass Inc., a subscription-based movie ticketing service which enables subscribers to attend one movie per day for a monthly fee of $9.95.

Like the motion picture exhibition industry, the restaurant industry is fragmented and highly competitive with no significant barriers to entry. We compete in the restaurant industry with multi-unit national, regional and locally-owned and/or operated limited-service restaurants and full-service restaurants. Many of our competitors offer breakfast, lunch and dinner, as well as dine-in, carry-out and delivery services. In most cases, these competitors have existed longer than we have and may have a more established market presence, better locations and greater name recognition nationally or in some of the local markets in which we operate or plan to operate.

Seasonality

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films are usually released during the summer and the calendar year-end holiday season. Therefore, our business is subject to significant seasonal fluctuations, with higher attendance and revenues generally occurring during the summer months and year-end holiday season. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. Given the relatively small number of theaters and screens that we operate (particularly when compared to our larger competitors), if a major motion picture studio decides to delay the release of a first-run motion picture from one quarter to a subsequent quarter, that could have a material adverse effect on our results of operations in the earlier quarter. As movie studios rely on a smaller number of higher grossing “tent pole” films, there may be increased pressure for higher film licensing fees.

In addition, a change in the type and breadth of movies offered by motion picture studios may affect the demographic base of moviegoers. In certain periods, there are a higher percentage of children’s or animated films that do not generally appeal to our more adult clientele. For example, in 2016, industry reports noted that approximately 50% of industry sales for the Top-15 grossing films were from children’s or animated films (as opposed to 18% of industry sales from 2015’s Top-15 grossing films coming from children’s or animated films). In periods with a higher percentage of children’s or animated films, our results of operations are likely to be materially adversely affected. As a result of the foregoing factors, our results of operations may vary significantly from quarter to quarter and from year to year.

Government Regulation

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating antitrust, health and sanitation standards, employment, environmental, and licensing for the sale of food and alcoholic beverages. Our new theater openings could be delayed or prevented or our existing theaters could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theater level employees are part time workers who are paid at or near the applicable minimum wage in the theater’s jurisdiction. Increases in the minimum wage, such as those that occurred in 18 states on January 1, 2018 and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

We are subject to the environmental laws and regulations of the respective jurisdictions, particularly laws governing the cleanup of hazardous materials and the management of properties. We might in the future be required to participate in the cleanup of a property that we lease, or at which we have been alleged to have disposed of hazardous materials from one of our locations. In certain circumstances, we might be solely responsible for any such liability under environmental laws, and such claims could be material.

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

Employees

As of December 31, 2017, we employed a total of 237 full time and 1,961 part time employees. None of our employees are represented by a labor union, and we consider our company culture and employee relations to be strong.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investors Section of our website at www.ipictheaters.com.

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

Our growth plan includes a significant number of potential new iPic locations, including potential international locations. Our existing management systems, financial and management controls and information systems may not be adequate to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing units. If we experience a decline in financial performance, we may decrease the number of or discontinue new openings, or we may decide to close units that we are unable to operate in a profitable manner.

Our theaters and restaurants operate in highly competitive environments.

The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Our theaters are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Moviegoers are generally not brand conscious and usually choose a theater based on its location, the films showing there, showtimes and its amenities. Competition among theater exhibition companies is often intense with respect to the following factors:

●	Attracting patrons. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theaters and screens in a market, the comfort and quality of the theaters and pricing. Many of our competitors have sought to increase the number of screens that they operate and provide a more luxurious experience by enhancing food and beverage options and installing recliner seating. Certain of the larger theater chains, such as AMC and Regal, have been converting some of their existing theaters to include in-theater dining and recliner seating, often at the same price or a marginally higher price than their traditional theaters. Should other theater operators in our markets choose to implement these or other initiatives, the performance of our theaters may be significantly and negatively impacted.
●	Licensing motion pictures. We believe that the principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theaters. Should any of our existing principal competitive factors change, the performance of our theaters may be significantly and negatively impacted.
●	New sites and acquisitions. We must compete with exhibitors and others in our efforts to locate and acquire attractive new and existing sites for our iPic units. There can be no assurance that we will be able to acquire such new sites or existing theaters at reasonable prices or on favorable terms. Moreover, some of these competitors may be stronger financially than we are. As a result of the foregoing, we may not succeed in acquiring theaters or may have to pay more than we would prefer to make an acquisition.
●	Multiple competitors for both out-of-home and in-home entertainment. The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events and from other distribution channels for filmed entertainment, such as cable television, pay-per-view, video on demand, subscription based video streaming services, such as Netflix, Amazon Prime and Hulu, and home video systems and from other forms of in-home or on-the-go entertainment.
●	New marketing approaches. Many of our competitors have partnered with MoviePass Inc. (“MoviePass”), a subscription-based movie ticketing service. For a monthly fee of $9.95, MoviePass subscribers can attend one movie per day at no additional cost. MoviePass’ growing popularity may negatively impact our theaters by providing patrons with a cheaper alternative to paying each time they go to the movies.
●	New technology. New innovations and technology will continue to impact our industry. If we are unable to respond to or invest in future technology and the changing preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could also adversely affect our results of operations.

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

New iPic locations, once opened, may not be profitable; recently, our comparable-store sales have declined and the performance of our units that we have experienced in the past may not be indicative of future results.

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

In recent periods, our comparable-store sales have declined, as have those of certain of our competitors. Specifically, in the year ended December 31, 2017 as compared to the year ended December 31, 2016, our comparable-store sales declined by $8.8 million. This was partly due to weaker film offerings, increased competition in key markets, and delaying some key remodel projects until 2018. For 2016, industry reports noted that approximately 50% of industry sales from 2016’s Top-15 grossing films were from children’s or animated films.

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

From time to time we evaluate strategic theater acquisitions. In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theater level costs, and from revenue enhancements resulting from the acquisition. However, there can be no assurance that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits, nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

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

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theater-by-theater basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theater-by-theater basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven distributors representing approximately 88% of the U.S. box office in 2017, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors, or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theaters, our operating results may be materially adversely affected. In addition, changes to our licensing terms may cause the performance of our theaters to be significantly and negatively impacted.

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

The U.S. motion picture exhibition industry has been subject to periodic short-term increases and decreases in attendance and box office revenues. According to the Motion Picture Association of America, attendance at movies in the United States and Canada was 1.24 billion during 2017, 1.32 billion during 2016, and 1.32 billion during 2015. During the past ten years, attendance at movies in the United States and Canada has ranged from a high of 1.42 billion in 2009 to a low of 1.24 billion in 2017. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future, and any decline in attendance could materially adversely affect our results of operations. To offset any decrease in attendance, we plan to offer products unique to the motion picture exhibition industry, such as specially selected alternative programming and a luxury in-theater dining experience. We cannot assure you, however, that our offering of such content and services will offset any decrease in attendance that the industry may experience.

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

Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility and failure to pay for all hours worked. Along those lines, a class action lawsuit was recently filed against us in California state court asserting failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers. Because the case is new and we are not yet even due to respond to the complaint in the lawsuit, it is premature to determine whether this particular case would have a material impact on our business or results of operations. See Note 6 to our financial statements.

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

As of December 31, 2017, we were a party to operating leases associated with our iPic locations and administrative offices requiring future minimum lease payments of approximately $345.4 million, which minimum lease commitments are not reflected as liabilities on our balance sheet. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under the non-revolving credit facility (the “Non-Revolving Credit Facility”) with RSA or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would have a material adverse effect on our business, our results of operations and our financial condition.

Our substantial debt could materially adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of December 31, 2017, we had outstanding $192.8 million of indebtedness, which consisted of $142.6 million under our Non-Revolving Credit Facility and $50.2 million of unsecured subordinated notes to related parties. As of December 31, 2017, we also had approximately $345.4 million of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 25 years). While all of the unsecured subordinated notes to related parties were repaid or cancelled in connection with the IPO, the amount of our remaining indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

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

Our key strategic initiatives, including future upgrades of our Generation I and Generation II locations into our latest Generation III furniture, fixture and equipment, require significant capital expenditures to implement. Our net capital expenditures aggregated approximately $57.9 million for the year ended December 31, 2016 and $16.5 million for the year ended December 31, 2017. For calendar year 2018, we estimate that our gross cash outflows for capital expenditures will be approximately $15 million to $20 million, inclusive of $1 million to $5 million expected to be supplied in the form of tenant improvement financing. Over the subsequent three years, we estimate that our gross cash outflows for capital expenditures will be approximately $75 million to $85 million, inclusive of $30 million to $35 million expected to be supplied in the form of tenant improvement financing. Actual capital expenditures for calendar year 2018 and for the subsequent years may differ materially from our estimates. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theaters and restaurants. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theaters and restaurants may not be sufficient to service the related indebtedness that we are permitted to incur.

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

We were formed in September 2010. Since we have a limited operating history, we are subject to the risks and uncertainties associated with early stage companies and have historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. As of the date hereof, we have 15 locations and have an additional 4 locations under construction. Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to continue to open restaurants and theaters throughout the United States and internationally and to achieve economies of scale. We cannot assure you that more restaurants and theaters can be opened on terms favorable to us or at all, or that if we open those restaurants and theaters, we will be able to operate our expanded business profitably. If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We have had significant financial losses in previous years.

Historically, we have had operating losses, negative cash flows from operations and working capital deficiencies. For the years ended December 31, 2017 and 2016, we reported net losses of $44.5 million and $34.2 million, respectively. We expect to have significant net losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of new iPic locations. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. If we experience losses in the future, we may be unable to meet our payment obligations on our existing indebtedness, while attempting to expand our theater circuit and withstand competitive pressures or adverse economic conditions.

Our sales growth and ability to achieve profitability could be adversely affected if comparable-store sales continue to decline or are less than we expect.

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

The timing of new iPic location openings may result in significant fluctuations in our quarterly performance. We typically incur most cash pre-opening expenses for a new iPic within the six months immediately preceding, and the month of, the iPic’s opening. In addition, the labor and operating costs for a newly opened iPic during the first three to six months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenues. Additionally, we typically incur capital expenditures related to new iPic locations in the year prior to opening. Due to these substantial up-front financial requirements to open new iPic locations, the investment risk related to any single iPic is much larger than that associated with many other restaurants or entertainment venues.

Similarly, with respect to revenues, there is some ramp-up time following the opening of a new iPic during which time revenues from that particular location have not yet achieved what is to be expected once the location has been open for a period of three years. This will affect our revenues during periods when we open up one or more new iPic locations.

Furthermore, because we currently operate at only 15 locations, a problem at any one location may have a significant impact on our results of operations from period to period. For example, Hurricane Harvey negatively impacted our location in Houston, TX and Hurricane Irma negatively impacted our locations in Miami, FL and Boca Raton, FL, during the six months ended December 31, 2017.

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

In the event we expand internationally, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

In the future, we may open up iPic locations outside of the United States, including in the Kingdom of Saudi Arabia. If we expand internationally, we will become subject to the risks of doing business outside the United States, including:

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

Our recurring operating losses, members’ deficit, negative operating cash flows and working capital deficit have raised substantial doubt regarding our ability to continue as a going concern.

We have sustained recurring operating losses since our inception. In addition, we had a members’ deficit, and a working capital deficit at December 31, 2017 and December 31, 2016  and negative operating cash flows for the year ended December 31, 2017, which raise substantial doubt about our ability to continue as a going concern. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our financial statements for all periods have been prepared assuming we will continue as a going concern. As discussed in the notes to the financial statements, our continuation as a going concern is dependent upon our ability to generate sufficient cash from operations, which is subject to achieving our operating plans, and the continued availability of funding sources. Historically, our main sources of funding have been the Non-Revolving Credit Facility, financing provided by the landlords at certain of our newly-developed locations, and funding from investors. To date, we have not generated sufficient cash flows from operations to further access the Non-Revolving Credit Facility without additional equity infusions. We admitted new members in April 2017, November 2017 and January 2018 that provided capital in the form of equity of approximately $12 million, $4 million and $2.5 million, respectively. We completed the IPO on February 1, 2018, raising approximately $13.6 million in proceeds, net of selling agent discounts and commission, but before offering expenses of approximately $1.5 million.

As of December 31, 2017 and December 31, 2016, management has concluded that there was substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included explanatory going concern language in their report accompanying our audited financial statements for the year ended December 31, 2017, included herein.

It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our business and operations are unknown. We are uncertain whether the proceeds from the IPO will be sufficient to fund our operations to achieve profitability and positive cash flows. These uncertainties cast doubt upon our ability to continue as a going concern. If we cannot continue as a viable entity, we may be unable to continue our operations.

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

Our theaters must comply with Title III of the ADA. Compliance with the ADA requires that public accommodations “reasonably accommodate” individuals with disabilities and that new construction or alterations made to “commercial facilities” conform to accessibility guidelines unless “structurally impracticable” for new construction or technically infeasible for alterations. Non-compliance with the ADA could result in the imposition of injunctive relief, fines, and an award of damages to private litigants or additional capital expenditures to remedy such noncompliance, any of which could have a material adverse effect on our operations and financial condition.

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

Both Holdings and iPic-Gold Class are treated as pass-through entities for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Holdings. Under the terms of the amended and restated limited liability company agreement of Holdings (“Holdings LLC Agreement”), Holdings is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, which we expect could be significant. We intend, as the sole manager of Holdings, which is itself the sole managing member of iPic-Gold Class, to cause iPic-Gold Class to make cash distributions to Holdings out of which (i) Holdings will make cash distributions to the owners of LLC Interests, in an amount sufficient to fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) Holdings will make cash payments to us in an amount sufficient to cover our other expenses. However, Holdings’ and iPic-Gold Class’s ability to make such distributions and payments may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Holdings or iPic-Gold Class is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering either Holdings or iPic-Gold Class insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. In addition, if neither Holdings nor iPic-Gold Class has sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired.

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

iPic is the sole manager of Holdings, and Holdings is the sole managing member of iPic-Gold Class. As a result, we will indirectly control and operate iPic-Gold Class. On that basis, we believe that our interest in iPic-Gold Class is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of iPic-Gold Class, our interest in iPic-Gold Class could be deemed an “investment security” for purposes of the 1940 Act.

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

As of March 31, 2018, the Continuing iPic Equity Owners control approximately 92.68% of the combined voting power of all classes of our common stock through their ownership of Class A and Class B Common Stock. The Continuing iPic Equity Owners will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The Continuing iPic Equity Owners are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of the Continuing iPic Equity Owners may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, the Continuing iPic Equity Owners may have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration these Continuing iPic Equity Owners’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

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

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve the Tax Cut and Jobs Act and, on December 22, 2017, President Trump signed the Tax Cut and Jobs Act into law. The Tax Cut and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a deduction for certain income earned through pass-through entities, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, and make extensive changes to the U.S. international tax system, including the taxation of the accumulated foreign earnings. The limitation on the use of net operating losses to offset future taxable income could result in iPic being required to pay cash taxes or Holdings’ being required to make tax distributions in an earlier year than would be the case under existing law. In addition, the limitation on the interest deduction could result in the deferral of interest deductions on a portion of our indebtedness to subsequent years (in which our interest deductions would also be subject to limitation and potential deferral), which could materially increase iPic’s liability for taxes or the amount of tax distributions Holdings would be required to make in any affected years. Other provisions of the Tax Cut and Jobs Act, such as the reduction in the U.S. corporate tax rate and the capital investment deduction, could have the effect of reducing the amount of taxes to which iPic. would otherwise have been subject or the amount of tax distributions Holdings would otherwise be required to make in a particular taxable year. The Tax Cut and Jobs Act is complex and far-reaching and we cannot predict the resulting impact its enactment will have on us.

Risks Relating to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be highly volatile, and the value of your investment may decline.

The trading price of our Class A Common Stock has been volatile since our IPO. Since shares of our Class A Common Stock began trading on Nasdaq in February 2018, the reported high and low sales prices of our Class A Common Stock have ranged from $17.00 to $8.50 through April 30, 2018. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our Class A Common Stock:

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

As of March 31, 2018, we have an aggregate of 88,825,220 shares of Class A Common Stock authorized but unissued, including approximately 10,356,351 shares of Class A Common Stock issuable upon redemption of LLC Interests that will be held by the Continuing iPic Equity Owners. The Continuing iPic Equity Owners are generally entitled to have their LLC Interests redeemed for shares of our Class A Common Stock, subject to certain restrictions contained in the Holdings LLC Agreement. We cannot predict the size of future issuances of our Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock may have on the market price of our Class A Common Stock. Sales or distributions of substantial amounts of our Class A Common Stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A Common Stock to decline.

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

We and each of our directors, executive officers and holders of substantially all of our outstanding common stock as of the date of our IPO, which collectively hold 92.68% of all classes of our outstanding common stock, have agreed with the selling agents in our IPO, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for, or that represent the right to receive, shares of common stock during the period from the date of the Offering Circular continuing through July 31, 2018, except with the prior written consent of TriPoint, and except, in our case, that we will be allowed to take the actions described above after June 1, 2018 in the event that the closing price of the shares of Class A Common Stock exceeds $18.50 for each of at least 10 consecutive trading days. In addition, shares issued or issuable upon exercise of options or warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our Class A Common Stock.

In addition, on February 1, 2018, we filed a registration statement on Form S-8 under the Securities Act to register all shares of Class A Common Stock issued or issuable upon exercise of outstanding options under our stock plans and outstanding IPO Restricted Stock Units (“IPO RSUs”). Accordingly, shares registered under such registration statement will be available for sale in the open market following the expiration of the applicable lock-up period, upon exercise of options vested at such time.

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

Stockholders must rely on appreciation of the value of our common stock, if any, for any return on their investment because we do not intend to declare cash dividends on our shares of common stock in the foreseeable future.

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

As a public company, we are subject to the reporting requirements of Exchange Act, and the corporate governance standards of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), and NASDAQ. As a result, we will incur significant legal, accounting and other costs that we did not incur as a private company. These requirements will place a strain on our management, systems and resources and we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NASDAQ requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our Class A common stock.

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

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we do not have an effective control environment because we do not have formalized internal control policies and procedures. We have also identified material weaknesses related to our lack of adequate review of complex accounting matters, improperly designed period end financial reporting controls, and improperly designed information technology controls.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including controls designed to require reviews of complex areas in a timely manner. In addition, we are designing and implementing improved processes and internal controls throughout the organization, including enhancing our control environment and redesigning and implementing controls over information technology and our period end financial reporting process such as formalizing our internal control documentation and strengthening supervisory reviews by our management. While we are designing, documenting and implementing improved processes and internal controls, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At December 31, 2017, the Company operated a total of sixteen theaters in the following locations throughout the United States, all of which are leased:

● Glendale, Wisconsin (closed on March 8, 2018)	● Scottsdale, Arizona
● Pasadena, California	● Bolingbrook, Illinois
● Austin, Texas	● South Barrington, Illinois
● Fairview, Texas	● Los Angeles, California
● Boca Raton, Florida	● Houston, Texas
● Bethesda, Maryland	● Fort Lee, New Jersey
● North Miami, Florida	● Fulton Market, New York
● Redmond, Washington	● Dobbs Ferry, New York

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

Item 3.	Legal Proceedings

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 6—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On February 1, 2018, we closed an IPO of our Class A common stock at price to the public of $18.50 per share. Prior to that time, there was no public market for our stock. Our Class A common stock is traded on the Nasdaq under the symbol “IPIC.” Our Class B Common Stock is not publicly traded.

Common Stock

As of March 31, 2018, there were approximately 446 holders of our Class A Common Stock and 22 holders of our Class B Common Stock.

Dividends

Except as described in the following paragraph, we currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore iPic does not currently expect to pay any cash dividends on its Class A Common Stock Holders of iPic Class B Common Stock Holders are not entitled to participate in any dividends declared by iPic’s board of directors. Any future determination to pay dividends to holders of Class A Common Stock will be at the discretion of iPic’s board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in iPic-Gold Class’s debt agreements and other factors that iPic’s board of directors deems relevant.

iPic is a holding company whose principal asset is LLC interests of Holdings, which owns 100% of the limited liability company interests of, and controls, iPic-Gold Class. Accordingly, substantially all of iPic’s operations are indirectly carried out by iPic-Gold Class and its subsidiaries. Additionally, under the Non-Revolving Credit Facility, iPic-Gold Class is currently restricted from paying cash dividends, and we expect these restrictions to continue in the future, which may in turn limit iPic’s ability to pay dividends on its Class A Common Stock. iPic’s ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of iPic or its subsidiaries.

Holdings is required to make tax distributions to its members under certain circumstances provided in the Holdings LLC Agreement. Any such tax distributions are required to be made pro rata in accordance with the members’ percentage interests in Holdings and, accordingly, it is possible that iPic will receive tax distributions in excess of the amount required for iPic to pay its applicable tax liabilities. In such case, iPic may pay dividends out of all or a portion of such excess cash. However, there can be no assurance as to the timing or amount of any tax distributions from Holdings or whether such tax distributions will be in excess of iPic’s applicable tax liabilities, and iPic is not required to pay dividends out of any such excess cash.

There were no cash distributions to holders of our common equity during the year ended December 31, 2017.

Unregistered Sales of Equity Securities

On January 31, 2018, Holdings entered into a subscription agreement (the “Subscription Agreement”) with Regal/Atom Holdings, LLC, a Delaware limited liability company (“Regal”). Under the Subscription Agreement, Holdings issued to Regal 135,722 membership units of Holdings (the “Membership Units”) at a price per Membership Unit of $18.42 for aggregate consideration of $2,499,999.20.  The offer and sale of the Membership Units described above was completed pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, Section 4(a)(2) thereof and Regulation D promulgated thereunder.

Issuer Purchase of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Class A Common Stock

On February 1, 2018, the Company completed its IPO of 1,248,159 shares of Class A Common Stock at an offering price of $18.50 per share for gross proceeds of approximately $15.1 million. The offer and sale of the shares of Class A Common Stock was made pursuant to an Offering Circular, dated January 30, 2018, which formed part of the Offering Statement on Form 1-A (File No. 024-10773), which was most recently qualified by the SEC on January 29, 2018. TriPoint Global Equities, LLC, working with its online division BANQ® (www.banq.co), was the Lead Managing Selling Agent for the IPO. Roth Capital Partners, LLC was the Institutional Placement Book-Running Agent. Telsey Advisory Group LLC was the Co-Manager for the offering. The initial public offering commenced on January 29, 2018 and terminated upon the closing.

The Company received net proceeds from the IPO of approximately $13.6 million, after deducting selling agent discounts and commission of approximately $1.1 million, but before offering expenses of $1.5 million. None of the selling agent discounts and commissions or other offering expenses were incurred by or paid to directors or officers of the Company or their associates or persons owning 10 percent or more of the Company’s common stock or to any of the Company’s affiliates.

The Company used the net proceeds from our IPO to purchase 7.32% of newly issued Common Units of Holdings. Holdings transferred the proceeds it received from the sale of such Common Units to iPic-Gold Class. iPic-Gold Class has used approximately $5 million, the majority of which was used for remodels prior to expected loan advances, and will use the remaining proceeds for general corporate purposes, including opening new iPic locations and renovating existing iPic locations. There has been no material change in the Company’s use of the net proceeds from the IPO as described in the Offering Circular.

Item 6.	Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

iPic strives to be our guest’s favorite local destination for a night out on the town. Our newest locations blend three distinct areas — a polished-casual restaurant, a farm-to-glass full-service bar, and our world-class luxury theater auditoriums with in-theater dining — into a one-of-a-kind experience. Our team endeavors to deliver world class hospitality in innovative, one-of-a-kind theaters which we believe are among the finest in the world. Our chefs and mixologists create craveable food and drink offerings that are outstanding on a standalone basis, but it is the interplay between our entertainment, dining and full-service bar areas that is the defining feature of a typical four-hour guest experience. We thoughtfully design the layout, ambiance, and energy-flow of each unit to maximize the crossover between these activities. With constantly changing movie content and menu offerings, each visit is different, providing our customers with a reason to visit us repeatedly. We believe that we deliver an experience that is innovative, unique and cannot be easily replicated at home or elsewhere without the hassle of having to visit multiple destinations. Our locations also act as great venues for private events, family and business functions and other corporate-sponsored events. We believe our concept is well-positioned within today’s ever-increasing experiential economy.

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

City Perch Kitchen + Bar is a social seasonal American dining destination concept featuring locally-sourced ingredients. Offering a rare synergy of culinary art, decades of experience and creative vision, City Perch serves up unique yet playful dishes that enhance the bright flavors of our ingredients. Selections include abundant appetizers, just-picked vegetables, generous salads and outstanding main courses from spit-roasted chickens to charbroiled steaks. The menu changes with the seasons, while specials reflect the best of the market. Breads are made from scratch daily and served warm with whipped butters. Desserts are handmade and heartwarming. Spirit enthusiasts will delight in our creative menu of handcrafted cocktails, featuring fresh, spirited takes on classic and inspired creations, expertly prepared by our Master Barman and Advanced Sommelier Adam Seger. His locally driven menu focuses on fresh produce and herbs as well as house-made syrups, bitters and infusions.

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

iPic Express is our answer to a theater concession stand that features a chef-driven menu from our in-house and guest chefs, prepared to order for our Premium Plus customers to be carried to their seats by our Ninja servers or for our Premium-Level guests to carry into the cinema. Every month we introduce a new menu item that is designed by a celebrity Chef in collaboration with Sherry Yard. Each menu item is designed to be eaten in the dark, without the need of a fork and knife. Prepared to order by our skilled culinary team and crafted for a delicious dining-in-dark experience during the movie, you’ll enjoy creative elevated American comfort food inspired by the seasons and always satisfying to your taste buds. An assortment of signature garden-inspired cocktails, local craft brews, and a thoughtfully curated wine list take your beverage experience to the next level. We wouldn’t forget the classics — iPic Express offers an assortment of classic candies and custom treats as well as classic and gourmet popcorn flavors to satisfy your sweet or savory tooth.

Growth Strategies and Outlook

Our growth strategy consists of the following components:

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 115 screens at 15 locations in 9 states with an additional 4 locations under construction and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiations. We believe that we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We plan to upgrade three of our six Generation I locations in 2018 and open at least four new domestic units per year, starting in 2019, for the foreseeable future. Based on our experience and analysis, along with research we engaged Eastern Consolidated Properties, Inc. to perform for us, we believe that over the long-term we have the potential to grow our iPic U.S. footprint to at least 200 U.S. units and to potentially explore overseas expansion as well. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long-term potential. We will use a portion of the proceeds from the IPO to open new iPic locations and renovate existing iPic locations. We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

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

Improving our margins. We believe we are well-positioned to increase margins and believe we have additional opportunities to reduce costs. Based on the operating leverage generated by our business model, which has been enhanced by operating initiatives implemented by management in recent years, we believe we have the potential to improve margins and deliver greater earnings from potential future increases in comparable-store sales. Under our current cost structure, we generally estimate that about 30% of any comparable-store sales growth that exceeds the cost of inflation in that store would flow through to our Adjusted EBITDA. We also believe that improved labor scheduling technology will allow us to increase labor productivity in the future. We believe that our continued focus on operating margins at individual locations and the deployment of best practices across our store base is expected to yield incremental margin efficiencies.

For further information about our growth strategies and outlook, see “Business — Our Growth Strategies.”

Key Performance Indicators

We monitor and analyze many key performance measures to manage our business and evaluate financial and operating performance. These measures include:

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional iPic locations in both new and existing markets. The success of our new iPic locations is indicative of our brand appeal and the efficacy of our site selection and operating models. In 2016 we opened two new iPic locations, and in 2017 we opened one new iPic location.

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 11 and 14 stores as of the end of 2016 and 2017, respectively. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales-mix changes.

Store-Level margins. Store-level margins are total revenues less store-level expenses consisting of food and beverage cost of goods sold, box office and other income costs of goods sold, labor costs, occupancy expenses and other operating expenses.

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

Food and Beverage Revenue is our largest source of revenue, amounting to $75.7 million for the year ended December 31, 2017. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and concepts as described in our restaurant brands section. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

Theater Revenue is our second largest source of revenue, amounting to $62.0 million for the year ended December 31, 2017. We predominantly license first-run films from major distributors through direct negotiation. All of our theaters are equipped to offer content in 2D and 3D format. Theater revenue depends largely on timing and popularity of films released by distributors, so revenues attributed to any one particular distributor can vary significantly from year to year based on content. Theater revenue includes revenue from all sponsorship activities, advertising, rental of auditoriums for private functions, live shows, gaming events, academy screenings, corporate functions, corporate rentals, other revenue-generating showings, and other fees.

Other Revenue amounted to $1.7 million for the year ended December 31, 2017. Other revenue includes membership revenue, bowling, parking and valet, and gift card breakage.

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

We recognize interest and penalties related to income tax matters in income tax expense. We have no amounts accrued for interest or penalties at December 31, 2017 and December 31, 2016. We do not expect the total amount of unrecognized tax benefits to significantly change in the next year.

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

$ in thousands

	Year Ended
	December 31, 2017	December 31, 2016

Revenues
Food and beverage	$75,731	$64,363
Theater	61,968	57,459
Other	1,720	2,994
Total revenues	139,419	124,816

Operating expenses
Cost of food and beverage	20,407	17,377
Cost of theater	23,878	22,108
Operating payroll and benefits	38,592	32,141
Occupancy expenses	17,896	17,104
Other operating expenses	26,653	24,781
General and administrative expenses	15,264	14,220
Depreciation and amortization expense	19,686	16,019
Pre-opening expenses	1,634	4,395
Impairment of property and equipment	3,760	-
Loss on disposal of property and equipment	-	89
Operating expenses	167,770	148,234

Operating loss	(28,351)	(23,418)

Other income (expense)
Interest income (expense), net	(16,091)	(10,718)
Other income (expense)	5	-
Total other income (expense)	(16,086)	(10,718)

Net loss before income tax expense	(44,437)	(34,136)

Income tax expense	87	87

Net loss	$(44,524)	$(34,223)

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

As a Percent of Total Revenue

	Year Ended
	December 31, 2017	December 31, 2016

Revenues
Food and beverage	54.4%	51.6%
Theater	44.4%	46.0%
Other	1.2%	2.4%
Total revenues	100.0%	100.0%

Operating expenses
Cost of food and beverage	14.7%	13.9%
Cost of theater	17.2%	17.7%
Operating payroll and benefits	27.7%	25.8%
Occupancy expenses	12.8%	13.7%
Other operating expenses	19.1%	19.9%
General and administrative expenses	10.9%	11.4%
Depreciation and amortization expense	14.1%	12.8%
Pre-opening expenses	1.2%	3.5%
Impairment of property and equipment	2.7%	0.0%
Loss on disposal of property and equipment	0.0%	0.1%
Operating expenses	120.3%	118.8%

Operating loss	(20.3%)	(18.8%)

Other income (expense)
Interest income (expense), net	(11.5%)	(8.6%)
Other income	0.0%	0.0%
Total other income (expense)	(11.5%)	(8.6%)

Net loss before income tax expense	(31.9%)	(27.3%)

Income tax expense	0.2%	0.1%

Net loss	(31.9%)	(27.4%)

Period-to-Period Comparisons

We have incurred net losses and currently have negative cash flows, we anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Comparison of Years Ended December 31, 2017 and December 31, 2016

Revenues

Total revenue for the year ended December 31, 2017 increased by $14.6 million to $139.4 million, which represented a 11.7% increase in total revenue as compared to $124.8 million of revenue in the year ended December 31, 2016. The $14.6 million increase in revenue was derived from the following sources: (i) $23.4 million from a net increase in year-over-year revenue from non-comparable stores, including New York, NY, and Dobbs Ferry, NY and in other revenue; and (ii) a $8.8 million decrease in comparable-store sales.

Cost of Food and Beverage

In the year ended December 31, 2017, cost of food and beverage increased by $3.0 million to $20.4 million (or to 26.9% of applicable revenue) from $17.4 million (or 27.0% of applicable revenue) in the year ended December 31, 2016. The decrease in food and beverage costs as a percent of sales was due to process improvements in procuring and tracking our food and beverage items.

Cost of Theater

In the year ended December 31, 2017, cost of theater increased by $1.8 million to $23.9 million (or to 38.5% of applicable revenue) from $22.1 million (or 38.5% of applicable revenue) in the year ended December 31, 2016. Cost of theater was flat as a percentage of sales when comparing the two periods.

Operating Payroll and Benefits

In the year ended December 31, 2017, operating payroll and benefits increased by $6.5 million to $38.6 million (or to 27.7% of total revenue) from $32.1 million (or 25.8% of total revenue) in the year ended December 31, 2016. The increase in operating payroll and benefits was derived from the following sources: (i) $7.7 million higher year-over-year labor costs from non-comparable stores in Ft. Lee, NJ; New York, NY; and Dobbs Ferry, NY; and (ii) $1.2 million decrease in labor costs at comparable stores. The year-over-year increase in operating payroll and benefits as a percentage of sales was due mainly from a combination of ramp-up inefficiencies at our non-comparable stores and from deleverage associated with the decline in comparable store sales.

Occupancy Expenses

In the year ended December 31, 2017, occupancy expenses increased by $0.8 million to $17.9 million (or to 12.8% of total revenue) from $17.1 million (or 13.7% of total revenue) in the year ended December 31, 2016. The increase in occupancy expenses was derived from the following sources: (i) $1.5 million in occupancy expenses associated with our non-comparable stores in Ft. Lee, NJ; New York, NY and Dobbs Ferry, NY; and (ii) $0.7 million decrease in occupancy expenses at comparable stores. The decrease in occupancy expenses as percentage of sales was due to lower occupancy expenses at our non-comparable stores that was partially offset by deleverage associated with a decline in comparable-store sales.

Other Operating Expenses

In the year ended December 31, 2017, other operating expenses increased by $1.9 million to $26.7 million (or to 19.1% of total revenue) from $24.8 million (or 19.9% of total revenue) in the year ended December 31, 2016. The increase in other operating expenses was derived from the following sources: (i) $3.4 million in other operating expenses associated with our non-comparable stores opened in Ft. Lee, NJ; New York, NY and Dobbs Ferry, NY; (ii) a $1.0 million decrease in other operating expenses at comparable stores; and (iii) a $0.5 million decrease in non-recurring charges. The year-over-year decrease in other operating expenses as a percentage of sales was due to increased efficiencies within our comparable store base and fewer one-time charges recognized.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the year ended December 31, 2017, general and administrative expenses increased by $1.1 million to $15.3 million (or 10.9% of total revenue) from $14.2 million (or 11.4% of total revenue) in the year ended December 31, 2016. Additional staffing and overhead expenses relating to our newest locations in Ft. Lee, NJ; New York, NY; and Dobbs Ferry, NY, were offset by leverage associated with the added sales from these new locations.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the year ended December 31, 2017, depreciation and amortization expense increased by $3.7 million to $19.7 million from $16.0 million in the year ended December 31, 2016. The majority of this increase was due to the depreciation from new stores in Ft. Lee, NJ; New York, NY; and Dobbs Ferry, NY.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the year ended December 31, 2017, pre-opening expenses decreased by $2.8 million to $1.6 million from $4.4 million in the year ended December 31, 2016. This was due to opening less stores in 2017 (Dobbs Ferry, NY) than in 2016 (Fort Lee, NJ and New York, NY).

Loss on Impairment of Property and Equipment

In the year ended December 31, 2017, loss on impairment of property and equipment increased by $3.8 million from $0.0 million in the year ended December 31, 2016. This was due to a $3.3 million impairment charge taken at our Scottsdale, AZ location. After evaluating the ongoing value of this location, we determined that $4.9 million of assets were no longer recoverable, and as such impaired and wrote them down to their estimated fair value of $1.6 million. The remaining $0.5 million of impairment related to our Glendale, WI location. The Company announced the closing of this location effective March 8, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of the site during the first quarter of 2018.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the year ended December 31, 2017, interest expense increased by $5.4 million to $16.1 million from $10.7 million in the year ended December 31, 2016. The increase in interest expense was a result of higher debt levels associated with the full-period financing charges associated with our new locations in Fort Lee, NJ, New York, NY, and Dobbs Ferry, NY.

Income Tax Expense

In the year ended December 31, 2017, income tax expense remained consistent with the income tax expense in the year ended December 31, 2016. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Based upon our working capital deficiency of $17.1 million and members’ deficit of $124.2 million, as of December 31, 2017, we require and are actively exploring additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our Class A Common Stock.

In the year ended December 31, 2017, working capital increased  by $0.1 million, to a deficiency of $17.1 million at December 31, 2017, compared to a deficiency of $17.2 million at December 31, 2016. This decrease stemmed largely from weaker film offerings in the year ended December 31, 2017 most notably during a third quarter that suffered a 14% year-over-year decline.

Summary of Cash Flows

Our primary sources of liquidity and capital resources have been cash on hand, contributions from members and the Non-Revolving Credit Facility. Aside from capital expenditures, our primary requirements for liquidity are for lease obligations, working capital and general corporate needs. Guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

$ in thousands

	Year Ended
	December 31, 2017	December 31, 2016
Net cash provided by (used in) operating activities	$(9,387)	$6,518
Net cash used in investing activities	(16,752)	(57,899)
Net cash provided by financing activities	31,991	47,852
Net increase/(decrease) in cash	5,852	(3,529)
Cash and cash equivalents at beginning of period	4,653	8,182
Cash and cash equivalents at end of period	$10,505	$4,653

Operating Activities

We experienced cash flow from operating activities for the year ended December 31, 2017 and for the year ended December 31, 2016 of ($9.4) million and $6.5 million, respectively. The decrease in cash flows from operating activities for the 2017 period as compared to the 2016 period was caused by larger net losses, reduction in landlord incentives which were significant in 2016, and changes in accrued expenses and other current liabilities.

Investing Activities

During the year ended December 31, 2017, net cash in the amount of $16.8 million was used in investing activities, while during the year ended December 31, 2016, net cash used in investing activities was $57.9 million, primarily due to the construction of new sites.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2017 and the year ended December 31, 2016 was $32.0 million and $47.9 million, respectively. During the year ended December 31, 2017, $16.1 million of financing was provided by capital contributions while $17.8 million was provided by debt financing. During the year ended December 31, 2016, all of the financing activity was a result of net debt additions.

Critical Accounting Policies

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. These estimates include assessing the collectability of accounts receivable, breakage on gift cards and the useful life and impairment of long-lived assets. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Long-Lived Assets

We depreciate and amortize the components of our property and equipment on a straight-line basis over the estimated useful lives of the assets. The estimates of the assets’ useful lives require our judgment and our knowledge of the assets being depreciated and amortized. When necessary, the assets’ useful lives are revised and the impact on depreciation and amortization is recognized on a prospective basis. Actual economic lives may differ materially from these estimates. In addition, we review long-lived assets for possible impairment using a three-step approach. Under the first step, management determines whether an indicator of impairment is present (a “Triggering Event”). If a Triggering Event has occurred, the second step is to test for recoverability based on a comparison of the asset’s carrying amount with the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the future undiscounted cash flows is less than the carrying amount of the asset, the third step is to recognize an impairment loss for the excess of the asset’s carrying amount over its fair value. There are a number of estimates and significant judgments that are made by management in performing these impairment evaluations. Such judgments and estimates include estimates of future revenues, cash flows, capital expenditures, and the cost of capital, among others. We believe we have used reasonable and appropriate business judgments. There is considerable management judgment with respect to cash flow estimates and appropriate multiples and discount rates to be used in determining fair value, and, accordingly, actual results could vary significantly from such estimates, which fall under Level 3 within the fair value measurement hierarchy. These estimates determine whether impairments have been incurred, and quantify the amount of any related impairment charge. Given the nature of our business and our recent history, future impairments are possible and they may be material, based upon business conditions that are constantly changing and the competitive business environment in which we operate.

Gift Card Income

As noted in our significant accounting policies for revenue, revenues from gift cards are recognized when gift cards are redeemed. In addition, we recognize “breakage” on unredeemed gift cards based upon historical redemption patterns and the time that has transpired since the card was last used. Prior to 2016, we did not believe we had sufficient historical evidence to record breakage over time and recognized breakage two years after issuance if there had been no activity on the gift card. In 2016, we changed our estimate because we believed that we had sufficient historical information about the redemption patterns and currently recognize breakage proportionally to the percentage of redemptions that historically occur in each year after a gift card is sold.

Income Taxes

Holdings is treated as a partnership for U.S. federal income taxes and most applicable state and local income tax purposes. As a partnership, taxable income or loss is passed through to and included in the taxable income of its members, including us. Accordingly, the consolidated financial statements included in this Form 10-K do not include a provision for federal income taxes. Holdings is liable for various other state and local taxes. Pursuant to the Holdings LLC Agreement, Holdings will generally make tax distributions to holders of LLC Interests in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Holdings that is allocated to them.

We are subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Holdings and are taxed at the prevailing corporate tax rates. In addition to tax expenses, we also incur expenses related to our operations, which could be significant. We intend to cause Holdings and intend for Holdings to cause iPic-Gold Class to make distributions and payments to us in an amount sufficient to allow us to pay our tax obligations and operating expenses

We account for income taxes under Accounting Standards Codification 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in our consolidated financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on our financial condition, results of operations or cash flows.

Stock-Based Compensation

We account for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

The compensation expense for restricted stock units awarded is based on the fair value of the restricted stock units at the date of grant. Compensation expense is recorded in the consolidated statements of comprehensive income (loss) and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, the estimated risk-free rate and the number of shares expected to vest.

Recent Accounting Pronouncements

Refer to Note 1 of the iPic Gold Class Notes to Consolidated Financial Statements for a discussion of Recent Accounting Pronouncements.

NON-GAAP FINANCIAL MEASURES

Certain financial measures presented in this Annual Report, such as EBITDA, Adjusted EBITDA and Store-Level EBITDA are not recognized under accounting principles generally accepted in the United States, which we refer to as “GAAP.” We define these terms as follows:

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

You are encouraged to evaluate the adjustments we have made to GAAP financial measures and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Store-Level EBITDA, you should be aware that in the future we may incur income and expenses that are the same as or similar to some of the adjustments in this Annual Report.

EBITDA, Adjusted EBITDA and Store-Level EBITDA are included in this Annual Report because they are key metrics used by management and our board of directors to assess our financial performance. EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Store-Level EBITDA is utilized to measure the performance of our locations, both individually and in entirety.

EBITDA, Adjusted EBITDA and Store-Level EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP. Our presentation of EBITDA, Adjusted EBITDA and Store-Level EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA, Adjusted EBITDA and Store-Level EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect tax payments, debt service requirements, capital expenditures, iPic openings and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA supplementally. Our measures of EBITDA, Adjusted EBITDA and Store-Level EBITDA are not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

Non-GAAP Financial Measures

$ in thousands

	Year Ended
	December 31, 2017	December 31, 2016

Net loss	$(44,524)	$(34,223)
Plus:
Interest expense	16,091	10,718
Income tax expense	87	87
Depreciation and amortization expense	19,686	16,019
EBITDA	(8,660)	(7,399)

Plus:
Pre-opening expenses	1,634	4,395
Other income	(5)	-
Impairment of property and equipment	3,760	-
Non-recurring charges	2,576	3,848
Adjusted EBITDA	(695)	844

Plus:
General and administrative expense	15,264	14,220
Store-Level EBITDA	$14,569	$15,064

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholder and the Board of Directors of iPic Entertainment Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of iPic Entertainment Inc. (the “Company”) as of December 31, 2017 and October 18, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and October 18, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company’s auditor since 2017

Fort Lauderdale, Florida

May 1, 2018

F-1

iPic Entertainment Inc.
Balance Sheets

(In thousands, except share data)

	December 31, 2017	October 18, 2017
Assets	$-	$-

Commitments and Contingencies

Stockholder’s Equity
Common Stock, par value $0.01 per share, 100 shares authorized, 100 shares issued and outstanding
Total stockholder’s equity	$-	$-

See accompanying notes to balance sheets.

iPic Entertainment Inc.
Notes to Balance Sheets
December 31, 2017

($ in thousands, except share data)

NOTE 1 — ORGANIZATION

Organization

iPic Entertainment Inc. (the “Company”, “we”, “our” or “us”) was formed as a Delaware Corporation on October 18, 2017. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of iPic-Gold Class Entertainment, LLC (“iPic-Gold Class”) and its subsidiaries. Additionally, iPic-Gold Class Holdings LLC (“Holdings”) was formed as a Delaware limited liability company on December 22, 2017, to hold the equity interests in iPic-Gold Class. As of the completion of the IPO and related transactions, the Company is the sole managing member of Holdings, and Holdings is the sole managing member of iPic-Gold Class and its subsidiaries. iPic-Gold Class and its subsidiaries continue to conduct the business conducted by these subsidiaries prior to the IPO and related transactions.

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

Subsequent to the IPO and the Organizational Transactions (as defined below) our sole asset is Common Units of Holdings. As a result, in the first quarter of 2018, we will consolidate the financial results of Holdings and iPic-Gold Class and its subsidiaries with our financial results and report non-controlling interests to reflect the interests of Common Units held by parties other than the Company.

See Note 4 “Subsequent Events” below for a further description of the IPO and the Organizational Transactions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Accounting

The accompanying balance sheets have  been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Separate statements of income, changes in stockholder’s equity, and cash flows have not been presented, as the Company did not engage in any material business activities as of the date the information is presented, with the exception of the issuance of Restricted Stock Units discussed further in Note 3 “Stock Based Compensation”.

Use of Estimates

The preparation of the balance sheets in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheets. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, such estimates may ultimately differ from actual results.

Share based payment awards

Share based payment award compensation costs for equity classified awards are measured on the grant date based on the fair value of the award at that date, and are recognized over the requisite service period. Liability classified awards are remeasured at their fair-value-based measure as of each reporting date until settlement. Compensation cost for awards containing a service condition is recognized over the requisite service period. Compensation cost for awards that include a performance condition is recognized when the performance condition becomes probable. In accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company will account for forfeitures as they occur. As of December 31, 2017, no forfeitures of any awards granted have occurred.

NOTE 3 — STOCK BASED COMPENSATION

Restricted Stock Units

On December 6, 2017, the Company, granted a total monetary value of $8,951 of  Restricted Stock Units (“RSUs”) with the number of units set equal to the total monetary value divided by the IPO stock price of the Company, to  iPic-Gold Class’ named executive officers and certain iPic-Gold Class employees. Refer to Note 4 “Subsequent Events” for further information on the recognition of the compensation expense in 2018.

NOTE 4 — SUBSEQUENT EVENTS

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

Although we own a minority economic interest in Holdings, we have the sole voting interest in, and control the management of Holdings and, indirectly, iPic-Gold Class. As a result, we will consolidate in the first quarter of 2018 both Holdings and iPic-Gold Class in our consolidated financial statements and will report non-controlling interests related to the LLC Interests held by the Continuing iPic Equity Owners on our consolidated financial statements. We have a board of directors and executive officers, but no other employees. All of our employees and their functions reside at iPic-Gold Class and its subsidiaries.

Issuance of Warrants

On February 1, 2018, upon the closing of the IPO, the Company issued certain warrants to the selling agents  (the “Selling Agents’ Warrants”) to purchase a number of shares of the Common Stock equal to 2.2% of the total shares of the Common Stock sold in the IPO. This equated to 18,005 shares being issued as part of the Selling Agents’ Warrants agreement. The Selling Agents’ Warrants are exercisable commencing approximately 13 months after the date of the applicable closing, and will be exercisable for three and a half years after such date. The Selling Agents’ Warrants are not redeemable by the Company. The exercise price for the Selling Agents’ Warrants is $23.125 which equals 125% of the public offering price of $18.50.

Issuance of Restricted Stock Units

On December 6, 2017 Restricted Stock Units were issued to named executive officers and certain iPic-Gold Class employees with a value of $8,951. The agreements contained a substantive performance condition for the completion of the IPO. Compensation expense will be recognized on the date of the IPO.

2017 Equity Incentive Plan

In December 2017, the Board of Directors of iPic-Gold Glass adopted and recommended that its unitholders approve the iPic – Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan”), under which equity awards may be made in respect of 1,600,000 membership units of iPic-Gold Class (“Units”), which number of authorized Units is subject to automatic increases which begin in fiscal year 2019.

Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted units, phantom units, unit appreciation rights, dividend equivalent rights, unit awards and performance-based awards (including performance units, performance phantom units and performance-based restricted units). In connection with the Organizational Transactions, the 2017 Equity Incentive Plan was migrated to iPic Entertainment and any awards granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic Entertainment.

On December 21, 2017, iPic-Gold Class granted 955,300 Non-Qualified Options with an exercise price of $18.13 per share, resulting in a grant date fair value of $4,379, to our named executive officers and certain other employees under the 2017 Equity Incentive Plan.

Effective February 1, 2018 the Board of Directors approved the migration of the 2017 Equity Incentive Plan from iPic-Gold Class, LLC to iPic Entertainment Inc.

Private Placement

Separately, on February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 in iPic-Gold Class in April 2017.

Closing of Location

After a detailed review of all seven locations with Generation I auditoriums, the Company has decided against reinvestment at its Glendale, Wisconsin location, where the Bayshore Mall is now in receivership. The Company has instead announced the closing of this location effective March 8, 2018. The decision to close the location was made during an all-hands conference call on March 5, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of the site during the first quarter of 2018.

The remaining minimum lease obligation at the date of closure is approximately $4,100.

New Lease

On February 22, 2018, The Company entered into a twenty-year lease agreement with LVA4 Atlanta Colony Square, L.P. to build and operate a new site in Atlanta, GA. The lease requires future minimum lease payments of approximately $32,100 over the twenty-year term.

Report of Independent Registered Public Accounting Firm

Members and the Board of Directors of iPic-Gold Class Entertainment, LLC

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iPic-Gold Class Entertainment, LLC (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in members’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations, had negative cash flows from operations, had a members’ deficit and had negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Crowe Horwath LLP

We have served as the Company’s auditor since 2011

Fort Lauderdale, Florida

May 1, 2018

iPic-Gold Class Entertainment, LLC
Consolidated Balance Sheets

(In thousands)

	December 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$10,505	$4,653
Accounts receivable	5,313	4,081
Inventories	1,198	1,227
Prepaid expenses	3,423	2,816

Total current assets	20,439	12,777

Property and equipment, net	141,166	164,439
Deposits	218	232
Convertible note receivable	250	-

Total assets	$162,073	$177,448

Liabilities and Members’ Deficit
Accounts payable	$11,759	$11,797
Accrued expenses	2,709	2,601
Accrued interest	7,078	955
Accrued payroll	5,361	3,609
Accrued insurance	1,214	1,327
Taxes payable	1,232	2,435
Deferred revenue	8,144	7,234
Total current liabilities	37,497	29,958

Long-term debt – related party	142,603	127,713
Notes payable to related parties	50,242	47,688
Deferred rent	50,826	50,336
Accrued construction liabilities	-	12,771
Accrued interest – long-term	5,130	2,903

Total liabilities	286,298	271,369

Commitments and Contingencies (Note 6)

Members’ contributions	38,589	24,369
Accumulated deficit	(162,814)	(118,290)

Total members’ deficit	(124,225)	(93,921)

Total liabilities and members’ deficit	$162,073	$177,448

See accompanying notes to consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Consolidated Statements of Operations

(In thousands, except share data)

	Year Ended
	December 31, 2017	December 31, 2016

Revenues
Food and beverage	$75,731	$64,363
Theater	61,968	57,459
Other	1,720	2,994
Total revenues	139,419	124,816

Operating expenses
Cost of food and beverage	20,407	17,377
Cost of theater	23,878	22,108
Operating payroll and benefits	38,592	32,141
Occupancy expenses	17,896	17,104
Other operating expenses	26,653	24,781
General and administrative expenses	15,264	14,220
Depreciation and amortization expense	19,686	16,019
Pre-opening expenses	1,634	4,395
Impairment of property and equipment	3,760	-
Loss on disposal of property and equipment	-	89
Operating expenses	167,770	148,234

Operating loss	(28,351)	(23,418)

Other income (expense)
Interest income (expense), net	(16,091)	(10,718)
Other income (expense)	5	-
Total other income (expense)	(16,086)	(10,718)

Net loss before income tax expense	(44,437)	(34,136)

Income tax expense	87	87

Net loss	$(44,524)	$(34,223)

Unaudited pro forma net loss per Class A common share (Note 11)
Basic	$(3.98)	$(3.06)
Diluted	$(3.98)	$(3.06)

Unaudited pro forma weighted-average number of Class A common shares outstanding (Note 11)
Basic	1,248,159	1,248,159
Diluted	1,248,159	1,248,159

Unaudited pro forma income tax expense (Note 11)	$87	$87

See accompanying notes to consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(44,524)	$(34,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,686	16,019
Impairment of property and equipment	3,760	-
Loss on disposal of property and equipment	8	88
Amortization of deferred rent	(866)	7,143
Lease incentive payments received from lessors	123	17,000
Effective interest adjustment	(355)	(205)
Net changes in operating assets and liabilities:
Accounts receivable	1,032	(1,524)
Inventories	29	(130)
Prepaid expenses	1,129	1,663
Deposits	14	(63)
Accounts payable	211	3,563
Accrued expenses and other current liabilities	9,449	(2,048)
Deferred revenue	917	(765)

Net cash provided by (used in) operating activities	(9,387)	6,518

Cash flows from investing activities:
Purchases of property and equipment	(16,502)	(57,899)
Investment in convertible note receivable	(250)	-

Net cash used in investing activities	(16,752)	(57,899)

Cash flows from financing activities:
Members’ contributions	16,057	-
Repayment of notes payable to related parties	-	(55)
Borrowings on notes payable to related parties	2,891	18,914
Borrowings on long-term debt – related party	14,890	30,850
Repayment of short-term borrowings	(1,847)	(1,857)

Net cash provided by financing activities	31,991	47,852

Net increase (decrease) in cash and cash equivalents	5,852	(3,529)
Cash and cash equivalents at the beginning of period	4,653	8,182

Cash and cash equivalents at the end of period	$10,505	$4,653

See accompanying notes to consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$7,723	$11,022
Cash paid for income taxes	$87	$61

Supplemental disclosures of non-cash flow activity:
Property and equipment financed through liabilities	$723	$3,486
Non-cash capital distributions	$(2,270)	$-
Construction of leased property and equipment financed by lessor	$-	$10,031
Insurance premiums financed through short term borrowings	$2,300	$2,201

See accompanying notes to consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Consolidated Statements of Changes in Members’ Deficit

(In thousands)

	Members’ Contributions	Accumulated Deficit	Total Members’ Deficit
Members’ deficit – January 1, 2016	$24,369	$(84,067)	$(59,698)

Net loss	-	(34,223)	(34,223)

Members’ deficit – December 31, 2016	24,369	(118,290)	(93,921)

Members’ contributions	16,490	-	16,490

Non-cash distribution to members	(2,270)	-	(2,270)

Net loss	-	(44,524)	(44,524)

Members’ deficit – December 31, 2017	$38,589	$(162,814)	$(124,225)

See accompanying notes to consolidated financial statements.

iPic-Gold Class Entertainment, LLC
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

($ in thousands, except share/unit data)

NOTE 1 — Organization and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of iPic-Gold Class and its wholly-owned subsidiaries (collectively, the “Company”, “we”, “our” and “us”). Intercompany balances and transactions have been eliminated in consolidation.

iPic-Gold Class is a Delaware limited liability company that was formed on September 22, 2010. iPic-Gold Class manages movie theaters and restaurants across the United States.

At December 31, 2017 and 2016, the Company operated a total of sixteen and fifteen cinemas, respectively, in the following locations throughout the United States:

●	Glendale, Wisconsin	●	Scottsdale, Arizona
●	Pasadena, California	●	Bolingbrook, Illinois
●	Austin, Texas	●	South Barrington, Illinois
●	Fairview, Texas	●	Los Angeles, California
●	Boca Raton, Florida	●	Houston, Texas
●	Bethesda, Maryland	●	Fort Lee, New Jersey
●	North Miami, Florida	●	New York, New York
●	Redmond, Washington	●	Dobbs Ferry, New York*

*	Location was opened during the year ended December 31, 2017.

Segments

We have identified one reportable segment for our operations.

New Accounting Pronouncements

As an emerging growth company, the Company has elected the option to defer the effective date for adoption of new or revised accounting guidance. This option allows the Company to adopt new guidance on the effective date for entities that are not public business entities.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in accounting principles generally accepted in the United States of America (“GAAP”) when it becomes effective. ASU No. 2014-09 permits the use of either the retrospective or modified retrospective transition method. The original effective date for ASU No. 2014-09 has been deferred and is now effective for public business entities, certain non-for-profit entities, and certain employee benefit plans for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. The Company believes that the adoption of ASU No. 2014-09 will primarily impact its accounting for its membership program, gift cards, customer incentives and amounts recorded as deferred revenue. The Company is continuing to further evaluate the full impact that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. To that end, the Company has begun conducting initial analyses to determine necessary adjustments to existing accounting policies and to support an evaluation of the impact of ASU No. 2014-09 on the Company’s consolidated results of operations and financial position.

In 2016, the FASB issued various amendments to ASU No. 2014-09, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net), ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The purpose of this additional guidance is to clarify the implementation of ASU No. 2014-09. This guidance is effective concurrent with ASU No. 2014-09.

In February 2016, the FASB codified Accounting Standards Codification (“ASC”) Topic No. 842, Leases, which requires companies to present substantially all leases on their balance sheets but continue to recognize expenses on their income statements in a manner similar to today’s accounting. The new guidance also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expenses expected to be recognized from existing leases. The new guidance requires companies to adopt its provisions by modified retrospective adoption and will be effective for public business entities for years beginning after December 15, 2018, including interim periods within those years. Nonpublic business entities should apply the amendments for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted for all entities upon issuance. The Company is currently evaluating the impacts this new guidance will have on its consolidated financial statements. The Company currently expects that the majority of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company expects that adoption will result in a material increase in the assets and liabilities presented in its consolidated balance sheets.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The standard is effective for non-public entities for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. As a result of adopting ASU 2016-09, the Company has made an accounting policy election to account for forfeitures as they occur, rather than estimate expected forfeitures. This change has been applied on a modified retrospective basis, but resulted in no impact to the members’ deficit as of, January 1, 2017, the date of adoption. The adoption of ASU 2016-09 also requires that excess tax benefits and tax deficiencies be recorded in the consolidated statement of operations as opposed to additional paid-in capital when the awards vest or are settled. The adoption of ASU 2016-09 as it relates to the accounting for excess tax benefits and tax deficiencies has no impact on the Company’s current consolidated financial statements or on any prior period consolidated financial statements presented. ASU 2016-09 also requires excess tax benefits to be classified as an operating activity, consistent with other income tax cash flows, and may be applied either on a retrospective or prospective basis. The Company has elected to apply this amendment on a prospective basis. The adoption had no impact on the current consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The purpose of ASU No. 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for public business entities for years beginning after December 15, 2017, and interim periods within those years. For all other entities, the amendments are effective for years beginning after December 15, 2018, and interim periods within years beginning after December 15, 2019. Early application is permitted, including adoption in an interim period. The Company is evaluating the impact that ASU No. 2016-15 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU No. 2017-01 provides new guidance clarifying the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU No. 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted. Amendments in this ASU are applied prospectively and no disclosures are required at transition. Upon adoption, the Company will apply the provisions of this ASU in evaluating future acquisitions (or disposals).

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), to provide guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2018 and will consider the impact that this standard may have on future share-based payment award changes, should they occur.

Basis of Presentation and Accounting

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include assessing the collectability of accounts receivable, breakage on gift cards and the useful life and impairment of long-lived assets. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Fair Value of Financial Instruments

The fair value of accounts receivable and accounts payable approximate their respective carrying values due to the short-term nature of those instruments. The Company believes it is not practicable to determine the fair value of its debt without incurring excessive costs because interest rates and other terms for similar debt are not readily available.

Variable Interest Entities

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments or investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at their estimated net realizable value. As of December 31, 2017 and 2016, the Company recorded $5,313 and $4,081, respectively, of accounts receivable, of which $2,773 and $2,008 relate to amounts owed by Vantiv and American Express for credit card transactions processed before December 31, 2017 and 2016, respectively. Such amounts were collected in early January 2018 and 2017, respectively. Receivables are written off when they are considered uncollectible. The Company does not accrue interest on its receivables. At December 31, 2017 and 2016, the Company determined that all receivables were fully collectible and therefore, no allowance for doubtful accounts has been recorded.

Revenue Recognition

The Company recognizes theater revenue at the time tickets are remitted to the theater for admission. Food and beverage revenue is recognized at the point of sale. The proceeds from advance ticket sales and the sale of gift certificates and gift cards are deferred and recognized as revenues once the respective admission ticket that was purchased in advance or gift certificate or gift card is received or tendered at the theaters.

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

The Company maintains a membership program, whereby members earn and accrue points based on purchases, which are redeemable on future purchases of tickets or food and beverage. For every dollar a member spends, the member receives one point which is equal to ten cents. Points are redeemable once a member earns 200 points or greater. The Company uses the deferred revenue model which results in the transaction price being allocated to the products and services sold and the award credits, with revenue recognized as each element is delivered. The portion of the theater and food and beverage revenues attributed to the rewards is deferred as a reduction of theater and food and beverage revenues, respectively. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. The Company charges an annual fee for this membership program, which is recorded as deferred revenue and recognized as revenue ratably over the twelve-month membership period. The revenue from the annual fee is included in other revenues in the accompanying consolidated statements of operations.

The Company sells gift cards to its customers at its locations and through its website. There are no administrative fees charged nor do the gift cards have an expiration date. Revenues from gift cards are recognized when gift cards are redeemed. In addition, the Company recognizes “breakage” on unredeemed gift cards based upon historical redemption patterns and the time that has transpired since the card was last used. The Company recognizes breakage proportionally to the percentage of redemptions that historically occur in each year after a gift card is sold. Revenue from gift card breakage is included in other revenues in the accompanying consolidated statements of operations.

Film Exhibition Costs

Film exhibition costs are accrued based on the applicable theater receipts and estimates of the final settlement to the film licensors. Such amounts are included in cost of theater in the accompanying consolidated statements of operations.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company places its cash with high credit quality financial institutions. The Company has never experienced any losses related to its uninsured balances. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 in the aggregate and may exceed federally insured limits. A total of approximately $10,789 was held in one financial institution, at December 31, 2017.

Inventories

Inventories are comprised of concession goods, which include food and beverage, and theater supplies. Inventories are stated at the lower of average cost or net realizable value.

Property and Equipment

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

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the years ended December 31, 2017 and 2016, the Company incurred interest costs totaling $16,287 and $12,303, respectively, of which $196 and $1,585 was capitalized, respectively.

Long-Lived Assets

The Company reviews long-lived assets for possible impairment using a three-step approach. Under the first step, management determines whether an indicator of impairment is present (a “Triggering Event”). If a Triggering Event has occurred, the second step is to test for recoverability based on a comparison of the asset’s carrying value with the sum of the undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the future undiscounted cash flows is less than the carrying value of the asset, the third step is to recognize an impairment loss for the excess of the asset’s carrying value over its fair value. There were Triggering Events in the year ended December 31, 2017 that required us to test the recoverability of certain long-lived assets and record an impairment loss of $3,760 for the year ended December 31, 2017. $428 was recorded in the fourth quarter of 2017 for the Glendale location. The remaining $3,332 impairment loss was recorded in the second quarter of 2017 for the Scottsdale location.

Income Taxes

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no amounts accrued for interest or penalties at December 31, 2017 and 2016. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. Management determined that based on all available evidence, a full valuation allowance was required for all U.S. state and local deferred tax assets due to losses incurred for the past several years.

Accrued Construction Liabilities

Accrued construction liabilities represents costs that were refinanced on a long-term basis subsequent to the date of the consolidated balance sheets with long-term debt and costs incurred by landlords related to leases for which the Company concludes that it has substantially all of the construction-period risks.

Accrued Interest — Long-Term

Accrued interest — long-term includes deferred interest recorded on the Company’s increasing-rate debt and accrued interest on related party notes that the Company does not expect to liquidate within one year of the date of the consolidated balance sheets.

Unit-Based Compensation

Unit-based  compensation costs for equity classified awards are  measured on the grant date based on the fair value of the award at that date, and are recognized over the requisite service period. Liability classified awards are remeasured at their fair-value-based measure  as of each reporting date until settlement. In accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company will account for forfeitures as they occur. As of December 31, 2017, no forfeitures of any awards granted have occurred. Fair value of options are estimated using a closed option valuation (Black-Scholes) model.  Our equity incentive  plan is described in more detail in Note 5 “Members’ Deficit”.

Deferred Initial Public Offering Costs

The Company capitalized deferred IPO costs, which primarily consisted of direct, incremental legal and accounting fees. As of December 31, 2017, $540 of deferred IPO costs were incurred and capitalized. The deferred IPO costs were offset against IPO proceeds upon the consummation of the offering.

Pre-Opening Expenses

Pre-opening expenses consist primarily of advertising and other start-up costs incurred prior to the operation of new theaters and are expensed as incurred.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing expenses of $3,128 and $2,958 for the years ended December 31, 2017 and 2016, respectively. These expenses are included in other operating expenses in the accompanying consolidated statements of operations.

Leases

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

Most of the Company’s leases include escalation clauses. The Company records rent expense for its operating leases on a straight-line basis over the base term of the lease agreements commencing with the date the Company has control and access to the leased premises, which is generally a date prior to the lease commencement date contained in the lease agreement. The Company views “rent holidays” as an inducement contained in the lease agreement that provides for a period of “free rent” during the lease term. The Company records lease incentive payments received from lessors under operating lease agreements as deferred rent, which it amortizes on a straight-line basis as reductions to rent expense over the terms of the respective leases. If the Company concludes that it has substantially all of the construction-period risks, it records a construction asset and related liability for the amount of total project costs incurred during the construction period. At December 31, 2017, there was no balance in the accrued construction liability. As of December 31, 2016, a liability of $10,031 is recorded in accrued construction liabilities in the accompanying consolidated balance sheets.

Note 2 — Variable Interest Entities

In May 2017, certain members of the Company established a limited liability company, iPic-Delray Investment, LLC (“Delray”) which holds a 50% ownership in a joint venture, Delray Beach 4th and 5th Avenue Developer, LLC (“Developer”). Developer owns 8% of a limited liability company, Delray Beach 4th and 5th Avenue Holdings, LLC (“4th and 5th Avenue Holdings”) that is developing an area in Delray Beach, Florida to include a theater complex, office space, retail shops and parking garages. The Company will be the lessee of the theater and a portion of the office space, which will serve as the Company’s new headquarters. In total, the Company will lease approximately 65% of the available property.

In May 2017, the Company distributed assets constituting construction in progress with a cost basis of approximately $2,300 primarily consisting of pre-development costs that had been incurred to date, to certain of its members (the owners of Delray). Those members in turn contributed those assets to Delray in exchange for their ownership interest. Delray then contributed those assets to Developer and 4th and 5th Avenue Holdings in exchange for its ownership interests in those entities. These capital contributions were determined to have an estimated fair value of approximately $6,400. As the fair value exceeded the contribution required to acquire Delray’s ownership in Developer and 4th and 5th Avenue Holdings, cash totaling approximately $4,000 was paid by the 92% owners of 4th and 5th Avenue Holdings to Developer as an initial distribution upon formation of the respective entities. Of this amount, approximately $3,400 was distributed by Developer to Delray, which Delray distributed to its owners. Delray’s owners then contributed this cash back to the Company. The distribution of assets was accounted for by the Company at carryover basis with a resulting increase in equity resulting from the difference between the cash received from its members and the cost basis of the assets distributed.

Delray is not a business and was established to participate in the development of the theater and office space. The Company has a shared services agreement with Delray to provide Delray with employees, technical services, administrative and support services. Under this agreement the Company agreed to assume operating responsibility for Developer under the ultimate supervision and control of Delray pursuant to a development management agreement that Developer has with 4th and 5th Avenue Holdings to provide these services. These agreements will end upon completion of the development of the project, which is anticipated to occur in January 2019. The Company will be paid an annual fee for these services under the shared services agreement that equates to 50% of the fee paid to Developer under the development management agreement. The other 50% will be paid to the other 50% owner of Developer. As of December 31, 2017 the Company has received $294 of the development fee. In addition, the Company is obligated to cover certain losses or additional capital calls that may arise related to a completion guaranty on the development project. The Company has also signed an indemnification agreement, along with an affiliate of the other 50% owner of Developer, to indemnify 4th and 5th Avenue Holdings for certain conditions and to maintain a minimum aggregate net worth, on a combined basis, of $15,000 which shall include $1,650, on a combined basis, of liquid assets through the completion of the development of the project. Should the combined net worth of the Company and the affiliate of the other 50% owner in Developer fall below $15,000, the parties must provide additional collateral to 4th and 5th Avenue Holdings subject to their review and consent.

Delray was determined to be a VIE because its total equity at risk is not sufficient to finance its activities without additional subordinated financial support from other entities. Based on the Company’s qualitative analysis, the Company made the determination that while it has the obligation to absorb losses of Delray that may be significant pursuant to the completion guaranty, it does not have the power to direct the activities of Delray that most significantly impact its economic performance. Therefore, consolidation of Delray by the Company is not required because the Company is not the primary beneficiary of Delray.

Developer and 4th and 5th Avenue Holdings were also determined by the Company to be VIE’s because their total equity at risk is not sufficient to finance their activities without additional subordinated financial support from other entities. The Company’s involvement with these entities consists of assisting in the formation and financing of the entities, providing recourse and/or liquidity support if necessary, and receiving fees for services provided under the shared services agreement through the development management agreement. Based on the Company’s qualitative analysis, including consideration of the related party nature of the entities involved, the Company is not required to consolidate Developer because power is shared 50/50 under the terms of the joint venture agreement. In addition, based on the Company’s qualitative analysis, the Company is not required to consolidate 4th and 5th Avenue Holdings because the nature of the Company’s involvement with the activities of 4th and 5th Avenue Holdings does not provide 4th and 5th Avenue Holdings the power over decisions that most significantly impact 4th and 5th Avenue Holdings’ economic performance.

The Company’s largest exposure to any single unconsolidated VIE is its responsibility to act under the completion guaranty whereby the Company is obligated to cover certain losses or additional capital calls required by Delray until the completion of the development of the project related to its ownership in Developer. Of this amount, the Company would be responsible for half with the other half being guaranteed by an affiliate of the other 50% owner of Developer. As of December 31, 2017, the value of this potential guarantee was determined to be nominal and there have been no fees paid to date on the guarantees, as the probability of the Company’s requirement to act under the guarantee was determined to be remote. The Company did not hold any assets or liabilities in any of the unconsolidated VIEs as of December 31, 2017. The Company will continue to evaluate its relationships to these VIEs on an ongoing basis.

Note 3 — pRoperty And Equipment

Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
Leasehold improvements	$137,675	$134,396
Furniture, fixtures and office equipment	53,888	52,229
Construction in progress (site development)	2,124	17,347
Projection equipment and screens	12,330	12,684
Computer hardware and software	6,983	6,281
	213,000	222,937
Less: accumulated depreciation and amortization	(71,834)	(58,498)
Total	$141,166	$164,439

During the second quarter of 2017, the Company determined our Scottsdale location recognized significant decreases in revenue as compared to the second quarter of 2016. Accordingly, the Company evaluated the value of the Scottsdale location. Based on this evaluation, the Company determined long-lived assets (leasehold improvements), with a total carrying value of $4,967, were no longer recoverable. Consequently, the assets were written down to their estimated fair value of $1,636. Fair value was based on expected future cash flows using Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurements. The cash flows are those expected to be generated by market participants, discounted at the risk-free rate of interest. Because of lower marketplace demand, it is reasonably possible that the estimate of expected future cash flows may change in the near term resulting in the need to adjust our determination of fair value. The impairment loss of $3,332 is included in the consolidated statements of operations.

During the fourth quarter of 2017, the Company determined that our Glendale location was impaired based on the forecast of the location for the next few years. During 2017, the management of the mall in which the theater operates changed hands several times. The general mismanagement of the mall, has led to a decline in the audience at this location leading to decreased profitability. Accordingly, the Company evaluated the value of the Glendale location (using the same methodology as describe in the previous paragraph for Scottsdale). Based on this evaluation, the Company determined long-lived assets, with a carrying value of $428, were no longer recoverable. Consequently, the assets were written down to $0 at December 31, 2017. The impairment loss of $428 is included in the consolidated statements of operations. See Note 12 “Subsequent Events” for further information on this location.

NOTE 4 — BORROWINGS

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	December 31, 2017	December 31, 2016
5.00% VR iPic Finance, LLC notes	$16,125	$16,125
5.00% VR iPic Finance, LLC demand notes	14,461	14,945
10.50% Village Roadshow Attractions USA, Inc. notes	15,000	15,000
5.00% Village Roadshow Attractions USA, Inc. notes	1,071	1,071
5.00% iPic Holdings, LLC notes	547	547
5.00% Regal/Atom Holdings, LLC note	3,038	—
Total	$50,242	$47,688

5.00% notes payable to VR iPic Finance, LLC, which is a joint venture between iPic Holdings, LLC and Village Roadshow Attractions USA, Inc. — Principal and interest are only paid if iPic Holdings, LLC and Village Roadshow Attractions USA, Inc. are due distributions as outlined in the iPic-Gold Class Limited Liability Company Agreement (the “LLC Agreement”) and to the extent of the amount of such distributions. The notes have no stated maturity.

5.00% demand notes payable to VR iPic Finance, LLC. — Interest is payable monthly. The notes have no stated maturity. The lender has provided a letter to confirm that a demand for repayment will not occur prior to January, 1 2019.

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

In each case, the notes are subordinated to the non-revolving credit facility with The Teachers’ Retirement System of Alabama (the “TRSA”) and The Employees’ Retirement System of Alabama (the “ERSA”) (the TRSA and the ERSA are known collectively as the “RSA”). VR iPic Finance, LLC has agreed not to call the demand notes within a year of the consolidated balance sheet dates. Repayment of the remaining notes is within the Company’s control and it does not intend to repay the notes within a year of the consolidated balance sheet dates from current assets or by incurring current liabilities. Therefore, these notes have been classified as noncurrent liabilities in the accompanying consolidated balance sheets.

Refer to Note 12 “Subsequent Events” for further information on the subsequent settlement of the aforementioned notes payable to related parties.

Long-Term Debt — Related Party

The Company has a $225,828 non-revolving credit facility with the RSA. The terms of the facility provide that the Company can borrow under the facility for a ten-year period commencing September 30, 2010 in three tranches (hereinafter, “Tranche 1”, “Tranche 2”, and “Tranche 3”). Proceeds of the loans are used for eligible construction costs.

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of December 31, 2017 and 2016. Of the total commitment amounts of $186,000 available in Tranche 3, $102,775 and $87,884 were borrowed against Tranche 3 as of December 31, 2017 and 2016, respectively. The remaining availability requires the company to achieve certain operating targets to continue borrowing.

We did not satisfy the operating target covenants related to the non-revolving credit facility with the RSA as of December 31, 2017. As a result, we were not able to make additional borrowings under the non-revolving credit facility. The RSA does not have the right to demand repayment of the non-revolving credit facility as a result of the violation. On April 27, 2018 we received a limited waiver permitting us to borrow on all planned 2018 remodeling projects and our new build project in Delray Beach, Florida.

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

Accrued but unpaid interest is due and payable by the Company with respect to each individual project tranche on the first scheduled payment date (meaning each January 1 and July 1) following the earlier to occur of (1) the date which is six months following the opening of the individual cinema project funded by any proceeds from the facility, or (2) the date which is twenty-one months following the initial advance for the individual cinema project. The interest rate on Tranche 1 and Tranche 2 borrowings was initially 5.00% per annum, and increases by 50 basis points annually to the cap of 8.00% per annum. Consequently, the Company recognizes interest expense on the Tranche 1 and Tranche 2 borrowings using the effective interest method, which results in the use of a constant interest rate over the life of the debt. The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at December 31, 2017 and 2016) and the effective interest rate of 6.95% is $976 and $1,330 at December 31, 2017 and 2016, respectively, and is recorded in accrued interest - long-term in the accompanying consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

The Company is not obligated to repay the outstanding principal on all three tranches until September 2020, except in years of excess cash flows, as determined in accordance with the loan agreement, over and above $5,000 of any budgeted improvements and new construction. Such excess shall be placed in a separate lender-controlled bank account. The funds from this account can only be used for purposes permitted by the loan agreement, including the repayment of principal on the loan. As of December 31, 2017, the Company did not have excess cash flows.

The security for the loan is a first mortgage lien and first priority security interest in the collateral, which is all assets of the Company.

Short-Term Financing

The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At December 31, 2017 and 2016, the Company’s obligation under premium financing arrangements was $1,214 and $1,327, respectively, and is included in accrued insurance in the accompanying consolidated balance sheets.

Interest

The majority of the Company’s interest expense is paid or payable to related parties.

NOTE 5 — MEMBERS’ DEFICIT

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

	December 31, 2017	December 31, 2016
IPic Holdings, LLC	36.5462%	40.0000%
Village Roadshow Attractions USA, Inc.	27.4096%	30.0000%
TRSA	18.3644%	20.1000%
ERSA	9.0451%	9.9000%
Regal/Atom Holdings, LLC.	6.4760%	—%
PVR Cinemas	2.1587%	—%
	100.0000%	100.0000%

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

In November 2017, the Company admitted a new member, PVR Cinemas that contributed cash in the amount of $4,000 in exchange for a 2.1587% membership interest in the Company.

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

The LLC Agreement states that the Company will not make distributions of available assets or Company assets until the non-revolving credit facility has been paid in full, except for specified allowable distributions and certain distributions requiring RSA’s approval.

2017 Equity Incentive Plan

The Board of Directors and the unitholders of iPic-Gold Class have adopted and approved the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan” or “Plan”), under which equity awards may be made in respect of 1,600,000 Units which number of authorized Units is subject to automatic increases.

Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted units, phantom units, unit appreciation rights, dividend equivalent rights, unit awards and performance-based awards (including performance units, performance phantom units and performance-based restricted units). In connection with the organizational transactions, in connection with the initial public offering (see Note 12, “Subsequent Events”), the 2017 Equity Incentive Plan was migrated to iPic Entertainment Inc. and any awards granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic Entertainment Inc.

On December 21, 2017, iPic-Gold Class granted 955,300 Non-Qualified Options with an exercise price of $18.13 per share to the Company’s named executive officers and certain other employees under the 2017 Equity Incentive Plan.

Restricted Stock Units

On December 6, 2017, iPic Entertainment, Inc., a related party through common ownership, granted a total monetary value of $8,951 for the RSUs with the number of units set equal to the total monetary value divided by the IPO stock price of iPic Entertainment, Inc., to the Company’s named executive officers and certain other employees.  Refer to Note 12 “Subsequent Events” for further information on the recognition of the compensation expense in 2018.

Non-Qualified Options

The Company accounts for its Incentive Options   and Non-Qualified Options (as defined by Section 422 of the Internal Revenue Code of 1986, collectively “Options”) in accordance with the guidance in ASC   Topic 718 Compensation – Stock Compensation. The Options are classified as equity instruments, and recorded in the “Members’ contributions” line in the consolidated balance sheet for the year ended December 31, 2017.

Each Option contains the following material terms:

(i)	the exercise price, which shall be determined by the Committee (defined as the administrative authority for the Plan) at the time of grant, shall not be less than the greater of (i) the par value of the unit and (ii) 100% of the Fair Market Value (defined as the closing price at the close of the primary trading session of the units on the date immediately prior to the date of the grant on the principal national security exchange on which the common stock is listed or quoted, as applicable, or if the units are not listed, the Fair Market Value will be determined in good faith by the Committee) of the common stock of the Company, provided that if there is a grant of an incentive option to a recipient of the owns more than ten percent (10%) of the total combined voting power of all classes of securities of the Company, the exercise price shall be at least 110% of the Fair Market Value;
(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;
(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee.
(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient
(v)	to the extent that the aggregate Fair Market Value of Incentive Options granted under the Plan are exercisable by a participant for the first time during any calendar year exceeds $100,000, such Incentive Options shall be treated as Non-Qualified Options.; and
(vi)	with respect to Options granted to a director, the aggregate number of units that may be issued under the Plan in any calendar year to an individual director may not exceed that number of units representing a Fair Market Value equal to the positive difference, if any, between $300,000 and the aggregate value of any annual cash retainer paid to the director.

The following is a summary of the Company’s Option activity:

	Options	Weighted Average Grant Date Fair Value Per Unit	Weighted Average Exercise Price per Unit
Outstanding - January 1, 2017	—	$—	$—
Exercisable - January 1, 2017	—	$—	—
Granted	955,300	4.58	18.13
Exercised	—	—	—
Forfeited/Cancelled	—	—	—
Outstanding - December 31, 2017	955,300	$4.58	$18.13
Exercisable - December 31, 2017	—	$—	$18.13

As at December 31, 2017, the weighted average remaining contractual term of Options outstanding was 10 years.

At December 31, 2017, the total intrinsic value of the Options outstanding was $0.   No stock options were vested as of December 31, 2017.

The Company recognized an aggregate of $30 and $0 in compensation expense during the years ended December 31, 2017 and 2016, respectively, related to Option awards.  At December 31, 2017, unrecognized stock-based compensation was $4,349.

The fair value of the Options issued during the year ended December 31, 2017 were estimated using a Black-Scholes Options Pricing Model. The following table summarizes the assumptions the Company utilized to estimate fair value:

Assumptions	December 31, 2017
Expected term (years)	5.97
Unit price	$14.69
Expected volatility	35.50%
Risk-free interest rate	2.34%
Discount for lack of marketability	19.00%
Dividend yield	0.00%

The expected option term is calculated based on the simplified method, which results in an expected term based on the midpoint between the vesting date and the contractual term of the option.  The expected volatility is based upon the observed equity volatility for guideline companies over a period commensurate with the expected term. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related option at the valuation date. The fair value of the unit price was determined using a combination of an income approach, using a discounted cash flow method, as well as, a market approach based on transactions with new investors during 2017.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2017, future minimum payments under non-cancelable operating leases are as follows.

2018	$18,876
2019	21,367
2020	21,787
2021	22,456
2022	22,798
Thereafter	238,127

$345,411

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the years ended December 31 was as follows:

	2017	2016
Minimum rentals	$15,013	$11,998
Contingent rentals	(41)	129

	$14,972	$12,127

Rent for the operating locations is included in occupancy expenses in the accompanying consolidated statements of operations. Rent for the corporate office is included in general and administrative expenses in the accompanying consolidated statements of operations.

Litigation

The Company is exposed to litigation in the normal course of business.

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

The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. As of this date, the Company has not made a provision for the claim described above, due to the fact that it is currently not probable nor reasonably estimable. However, the outcome of the legal proceeding described above is uncertain, and depending upon what the facts reveal once the Company has had a chance to investigate the claim, it may choose to contest the suit or settle this claim. In either scenario, the Company could be subject to paying an amount that could have a material adverse impact on its results of operations in any given future reporting period.

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

NOTE 7 — INCOME TAXES

The provision for income taxes consists of the following:

For the year ended,	December 31, 2017	December 31, 2016
Current – state and local	$87	$87
Deferred – state and local	—	—

Total	$87	$87

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

For the year ended,	December 31, 2017	December 31, 2016
Statutory rate	35.00%	35.00%
State and local income taxes	(0.20%)	(0.25%)
LLC flow-through structure	(35.00%)	(35.00%)

Effective tax rate	(0.20%)	(0.25%)

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Deferred rent	$47	$42
Deferred revenue	2	2
Accrued expenses	31	26
Net operating loss – states	322	232
Tenant improvement allowance	128	132
Other assets	1	1

Total deferred tax assets	531	435

Deferred tax liabilities:
Property and equipment	(133)	(161)
Prepaid expenses	(6)	(5)

Total deferred tax liabilities	(139)	(166)

Total net deferred tax asset before valuation allowance	392	269

Valuation allowance	(392)	(269)

Net deferred tax asset	$—	$—

We file U.S federal and state income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2017, the 2014 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination. The Company currently does not have any income tax audits in process.

As of December 31, 2017 and 2016, the Company has net operating loss carryforwards of approximately $15,800 and $12,900, respectively, expiring through the year 2029.

As of December 31, 2017 and 2016, the carrying amount of the Company’s net assets was less than their tax basis by $20,370 and $10,528 respectively.

NOTE 8 — MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the year ended December 31, 2017 of $44,524. In addition, the Company had a members’ deficit of $124,225 and a working capital deficit of $17,058 at December 31, 2017.

The Company had cash and cash equivalents of $10,505 at December 31, 2017 and used approximately $9,387 in cash flows from operations for the year ended December 31, 2017.

The Company’s ability to continue as a going-concern is dependent on its ability to generate sufficient cash from operations, which is subject to achieving its operating plans, and the continued availability of funding sources. The main sources of funding are expected to be the RSA non-revolving credit facility and funding from members.

Management considers the continued availability of the non-revolving credit facility to be a significant condition to meeting its payment obligations related to remodeling projects and our new build project in Delray Beach, Florida. As discussed in Note 4 “Borrowings”, proceeds of the RSA non-revolving credit facility may be used to fund up to 80% of eligible project costs. As a condition to any advance, the Company is required to provide funding for the applicable project costs in an amount equal to 25% of such advance, with the proceeds of either (x) contributions to the Company from its members (other than RSA) or (y) subordinated loans to the Company from its members (other than RSA). Management believes that growth into new locations is critical to the Company’s ability to receive funding.

We did not satisfy the operating target covenants related to the non-revolving credit facility with the RSA as of December 31, 2017. Additionally, the Company does not expect to meet the operating target covenants during 2018. As a result, we were not able to make additional borrowings under the non-revolving credit facility. The RSA does not have the right to demand repayment of the non-revolving credit facility as a result of the violation. On April 27, 2018 we received a limited waiver permitting us to borrow on all planned 2018 remodeling projects and our new build project in Delray Beach, Florida.

Consequently, due to the continued operating losses, negative working capital, negative cash flows from operations and lack of access to additional funding through debt or equity infusions, management has determined that these matters raise substantial doubt about the Company’s ability to continue as a going concern. To meet our capital and operating needs, the Company is considering multiple alternatives, including, but not limited to, equity financings, debt financings and other funding transactions, as well as operational changes to increase revenues. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing or cause substantial dilution for our members, in the case of equity financing.

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

NOTE 10 — ACCRUED EXPENSES

Components of accrued expenses are summarized as follows:

	December 31, 2017	December 31, 2016
Accrued merchant fees	$291	$333
Accrued film rental	479	358
Accrued utilities	403	303
Accrued cost of revenue	453	206
Accrued expenses – other	1,083	1,401
Total	$2,709	$2,601

NOTE 11 — UNAUDITED PRO FORMA INFORMATION

Unaudited Pro Forma Net Loss Per Share

Unaudited pro forma basic net loss per share is computed by dividing the net loss attributable to Class A Common Stockholders by the weighted-average number of shares of Class A Common Stock issued in the initial public offering of iPic Entertainment Inc., as if such shares were issued and outstanding during the periods.

Unaudited pro forma diluted net loss per share is computed by adjusting the net loss available to Class A Common Stockholders and the weighted-average number of shares of Class A Common Stock outstanding to give effect to potentially dilutive securities. Shares of Class B Common Stock issued in the initial public offering will not participate in earnings of iPic Entertainment Inc. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of computing pro forma net loss per share. Class B Common Stockholders will have the option to exchange their membership interests in the Company for Class A Common Stock of iPic Entertainment Inc. maintaining a one-to-one ratio. Therefore, the equivalent number of shares of Class A Common Stock could be issuable in exchange for the Class B Common Stockholders’ membership interests of the Company.

However, when a net loss occurs, potential common shares have an anti-dilutive effect on earnings per share and such shares are therefore excluded from the diluted earnings per share calculation.

	December 31, 2017	December 31, 2016
Net loss (actual dollars)	$(44,524,286)	$(34,223,126)

Net loss attributable to Class A common shares (actual dollars)	$(4,973,108)	$(3,822,723)
Shares used in computing net loss per Class A common share, basic and diluted	1,248,159	1,248 ,159

Net loss per Class A common share	$(3.98)	$(3.06)

Unaudited Pro Forma Income Tax Expense

Pro forma income tax expense provides for corporate income taxes at an estimated effective rate of 0.20% and 0.25% for the years ended December 31, 2017 and 2016, respectively, which includes provision for U.S. federal income taxes, net of a valuation allowance of 100%, and assumes the highest statutory rates apportioned to each state and local jurisdiction.

NOTE 12 — SUBSEQUENT EVENTS

Initial Public Offering

On February 1, 2018, iPic Entertainment Inc. completed its IPO of 818,429 shares of Class A Common Stock at a price of $18.50 per share. iPic Entertainment Inc. received approximately $13,600 in proceeds, net of underwriting discounts and commission, but before offering expenses of approximately $1,500. iPic Entertainment Inc. used the proceeds to purchase 7.32% of newly issued common units of iPic-Gold Class Holdings LLC (“Common Units”), which became the sole managing member of iPic-Gold Class in a series of related transactions that occurred concurrently with the IPO, at a price per Common Unit equal to the IPO price per share of Class A Common Stock, less underwriting discounts and commissions. As a result of the IPO, the continuing owners of iPic-Gold Class Holdings LLC control approximately 92.68% of the combined voting power of all classes of iPic Entertainment Inc.’s common stock as a result of their ownership of 429,730 shares of iPic Entertainment Inc.’s Class A Common Stock and all of the outstanding shares of iPic Entertainment Inc.’s Class B Common Stock, each share of which is entitled to one vote on all matters submitted to a vote of iPic Entertainment Inc.’s stockholders.

Subsequent to the IPO and the related organizational transactions, iPic Entertainment Inc.’s sole asset is Common Units of iPic-Gold Class Holdings, LLC, the sole managing member of iPic-Gold Class. As a result of the organizational transactions consummated immediately prior to or in connection with the closing of our IPO, in the first quarter of 2018, iPic Entertainment Inc. will consolidate the financial results of iPic-Gold Class and report non-controlling interest in its consolidated financial statements. Further, the 2017 Equity Incentive Plan was migrated to iPic Entertainment Inc. and any awards granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic Entertainment Inc.

iPic Entertainment Inc. will be subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of the Company and 100% economic owner). Prior to the IPO date, the Company was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of the Company was ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where the Company was subject to income taxes.

Prior to the IPO, the Company refinanced of one of the original members’ notes payable of $15,000, plus minimum interest payable on those notes of $3,000 through additional borrowings under the non-revolving credit facility.

Prior to the IPO, the maturity date of the non-revolving credit facility was extended from September 2020 to September 2023.

The 5% qualified subordinated debt and demand notes plus accrued interest totaling $37,223, were called to satisfy the members’ capital call in accordance with the debt agreements prior to the IPO and converted to equity.

Issuance of Warrants

On February 1, 2018, upon the closing of the IPO, iPic Entertainment Inc. issued certain warrants to the selling agents  (the “Selling Agents’ Warrants”) to purchase a number of shares of the Common Stock equal to 2.2% of the total shares of the Common Stock sold in the IPO. This equated to 18,005 shares being issued as part of the Selling Agents’ Warrants agreement. The Selling Agents’ Warrants are exercisable commencing approximately 13 months after the date of the applicable closing, and will be exercisable for three and a half years after such date. The Selling Agents’ Warrants are not redeemable. The exercise price for the Selling Agents’ Warrants is $23.125 which equals 125% of the public offering price of $18.50.

Issuance of Restricted Stock Units

On December 6, 2017 Restricted Stock Units were issued to named executive officers and certain iPic-Gold Class employees with a value of $8,951. The agreements contained a substantive performance condition for the completion of the IPO. Compensation expense will be recognized on the date of the IPO.

Private Placement

Separately, on February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 in iPic-Gold Class in April 2017.

Closing of Location

After a detailed review of all seven locations with Generation I auditoriums, the Company has decided against reinvestment at its Glendale, Wisconsin location, where the Bayshore Mall is now in receivership. The Company has instead announced the closing of this location effective March 8, 2018. The decision to close the location was made during an all-hands conference call on March 5, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of the site during the first quarter of 2018.

The remaining minimum lease obligation at the date of closure is approximately $4,100.

New Lease

On February 22, 2018, The Company entered into a twenty-year lease agreement with LVA4 Atlanta Colony Square, L.P. to build and operate a new site in Atlanta, GA. The lease requires future minimum lease payments of approximately $32,100 over the twenty-year term.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act). In designing and evaluating the company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As previously disclosed in the Offering Circular we filed with the SEC pursuant to Rule 253(g)(2) under the Securities Act of 1933, as amended (File No. 024-10773) and as described in the “Risk Factors” section of this Form 10-K, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2017, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we do not have an effective control environment because we do not have formalized internal control policies and procedures. We have also identified material weaknesses related to our lack of adequate review of complex accounting matters, improperly designed period end financial reporting controls, and improperly designed information technology controls.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date which is the later of the date we are an accelerated filer or a large accelerated filer, and the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control over financial reporting on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a – 15(f) and 15d – 15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Name	Age	Position
Hamid Hashemi	59	President, Chief Executive Officer and Chairman of the Board of Directors
Paul Westra	51	Chief Financial Officer and Treasurer
Paul Safran	66	Senior Vice President, General Counsel and Secretary
Clark Woods	62	Vice President – Films
Sherry Yard	54	Chief Operating Officer
Robert Kirby	66	Director
George M. Philip	70	Director
Ajay Bijli	51	Director
Dana Messina	56	Director

THE BUSINESS BACKGROUND OF OUR DIRECTORS AND EXECUTIVE OFFICERS

Each director holds his or her office until he or she resigns or is removed and his or her successor is elected and qualified. Our executive officers are selected, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Hamid Hashemi, the Chairman of our Board of Directors, founded the company in 2010. Mr. Hashemi has served as our President and Chief Executive Officer since September 2010. Mr. Hashemi has over 30 years of experience owning and operating entertainment venues and is recognized as one of the motion picture industry’s most dynamic business developers, having successfully developed and launched three companies involved in motion picture exhibition. Mr. Hashemi founded iPic to pursue his vision of creating social destinations anchored by theaters and making the luxury screening room movie-going experience available and affordable to the general population. Mr. Hashemi earned a B.S. in microbiology from Florida Atlantic University. He presently serves on the Board of Trustees at Pinecrest Preparatory School in Fort Lauderdale. He is also a current member of World Presidents’ Organization and has made television appearances on shows including The Today Show, CNN, Neil Cavuto, CNBC’s Squawk on the Street, Fox Network, and Wall Street Week. Mr. Hashemi was selected to our board of directors because of his role in our founding and long career in the motion picture exhibition industry and because of his prior experience building the Muvico brand.

Sherry Yard, our Chief Operating Officer, joined us in February 2014. Prior to joining us, Ms. Yard was an independent consultant from February 2013 to February 2014. Prior to that, she served as Executive Chef of Spago from January 1995 until February 2013. Ms. Yard is a 3-time James Beard Award winning chef and a FoodTV personality. Ms. Yard is responsible for developing and operating all of iPic’s foodservice operations. Ms. Yard has an Associate’s Degree in hospitality management from NYC Technical College and a Master Pastry Arts Degree in Culinary Arts from the Culinary Institute of America. Ms. Yard works with numerous philanthropic organizations and is a driving force of the Careers through Culinary Arts Program (C-CAP).

Paul Westra, our Chief Financial Officer and Treasurer, joined us in March 2017. Prior to joining us, Mr. Westra served as an Equity Research Analyst for Stifel Financial from June 2013 until March 2017. From June 2002 until June 2013, Mr. Westra served as an Equity Research Analyst for Cowen and Company. In addition to his career in equity research, he spent two years as Vice President of Business Development for Food.com, an outsourced information technology company for restaurants and was also co-founder of two New York City restaurants, Phebe’s and Dylan Prime. Mr. Westra earned a B.A. in business administration from the University of Massachusetts and an M.B.A. from Duke University’s Fuqua School of Business. He is also a CFA charter holder.

Paul Safran, our Senior Vice President, General Counsel and Secretary, joined us in September 2011. Prior to joining us, Mr. Safran was a partner with Becker & Poliakoff, from 2006 until 2009, and a partner with Roetzel & Andress from 2009 until 2011. From 1999 until 2006, Mr. Safran was Counsel to Transamerica Finance Corporation’s Municipal Finance Division. Mr. Safran earned a B.S. degree in finance, from Nova Southeastern University, where he graduated magna cum laude and a J.D. degree from Nova Southeastern University’s Shepard Broad School of Law, where he was a member of its Law Review.

Clark Woods, our Vice President — Films, joined us in January 2011. Prior to joining us, Mr. Woods was President of Domestic Distribution at MGM from 2006 until 2010. From 1979 until 2006, Mr. Woods was Executive Vice President, General Sales Manager of Paramount Pictures where he distributed the movie Titanic, at the time the largest grossing movie in history. Mr. Woods is responsible for selecting the films and other media in iPic theaters. Mr. Woods earned a B.A. from American University and is a member of the Academy of Motion Picture Arts and Sciences. He has served as President of Variety International, the motion picture industries’ worldwide children’s charity.

Robert Kirby has served as a director of our Company since September 2010. Mr. Kirby is currently the Co-Executive Chairman and Co-Chief Executive Officer of Village Roadshow Ltd., where he has spent his entire business career. Through the launch of Roadshow Home Video, Mr. Kirby was the driving force behind the Australian video revolution of the 1980’s and 1990’s. He is a pioneer of new cinema concepts in both Australia and internationally and has been at the forefront of Village Roadshow’s successful diversification into theme parks, radio and international film production. Mr. Kirby earned a Bachelor of Commerce from the University of Melbourne. Mr. Kirby is the Deputy Chair of the Peter MacCallum Cancer Foundation, Member of Patrons Council of Epilepsy Foundation and Patron of Arts Centre Melbourne. Mr. Kirby brings to our Board a wealth of operating experience within the hospitality industry having operated theaters in 26 countries and theme parks in Australia.

George M. Philip has served as a director of our Company since October 2017. Mr. Philip served as President of the University at Albany, State University of New York from November 2007 until he retired in January 2013. Prior to the University of Albany, Mr. Philip served in various roles at the New York State Teachers’ Retirement System (NYSTRS) including as Chief Investment Officer from February 1992 until November 2007. Mr. Philip earned B.A. and M.A. degrees from the University at Albany, State University of New York and a J.D. from Western New England University School of Law. Mr. Philip is a current or past member of numerous professional organizations and governing bodies involved in financial, educational and community activities including: First Niagara (FNFG), National Council on Teacher Retirement, Pension Managers Advisory Committee of the New York Stock Exchange, The Research Foundation of SUNY, St. Peter’s Health Partners, Saratoga Performing Arts Center, US Airways Group, Inc., The University at Albany Council and The Council of Institutional Investors. He also serves as an advisor to the Investment Committee of the Kentucky Teachers’ Retirement System, as a member of the board of Community Newspapers Holdings, Inc., owned by the Retirement Systems of Alabama, and a member of the board of Trinity Health. Mr. Philip brings to our Board significant strategic-advisory and financial-management expertise.

Ajay Bijli has served as a director of our Company since January 24, 2018. Mr. Bijli is currently the Chairman and Managing Director for PVR Limited, the largest film exhibition company in India. Mr. Bijli’s passion for movies led him to create PVR Cinemas in 1995. The company’s joint venture with Village Roadshow, a global film production and exhibition company from Australia, resulted in bringing the multiplex format to India. Today, PVR serves approximately 75 million patrons with 600 screens across the length and breadth of the country. Acknowledging his business acumen, he has been awarded the Asia Innovator of the Year and Most Admired Retailer of the year 2016. Under his leadership, PVR has received the Fortune India’s Next 500 Big and Mid-size companies’ award. Mr. Bijli serves on the Board of Trustees of the Mumbai Academy of the Moving Image and he is the founding member of FICCI Multiplex Association (India). He is also a member of The Film and TV Producers Guild (India), Young Presidents’ Organization and is associated with the Central Board of Film Certification, Government of India. Mr. Bijli brings to our Board significant operating and financial expertise as well as extensive experience in the theater industry.

Dana Messina has served as a director of our Company since January 24, 2018. Mr. Messina is currently Chairman of Volt Information Sciences, which he joined in October 2015 and is also the President of Kirkland Messina, which he founded in March 1994. From August 1993 until September 2013, Mr. Messina held various positions at Steinway Musical Instruments, including Executive Vice President from August 1993 to August 1996, and Chief Executive Officer from August 1996 to October 2011. In addition, Mr. Messina served on the Board of Steinway Musical Instruments from August 1993 to September 2013. Earlier in his career, Mr. Messina was a Senior Vice President in the High Yield Bond Department at Drexel Burnham Lambert Incorporated. Mr. Messina earned a B.S. in mechanical engineering from Tufts University where he graduated magna cum laude and an M.B.A. from Harvard Business School. Mr. Messina brings to our Board significant operating and financial expertise as well as extensive experience as a public company director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers, and persons who own more than 10% of our equity securities, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC and to furnish us a copy of each filed report.

Because we were not subject to the reporting requirements of the Exchange Act during 2017, no filings under Section 16 were required by our directors, executive officers or holders of more than 10% of our equity securities during the fiscal year ended December 31, 2017.

MATERIAL CHANGES IN DIRECTOR NOMINATIONS PROCESS

There have not been any material changes to the procedures by which shareholders may recommend nominees to our Board.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. (“Code of Ethics”). We have posted a current copy of the Code of Ethics under the Corporate Governance section of our website at https://investors.ipictheaters.com. In addition, we intend to post on our website all disclosures that are required by law or the NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code.

AUDIT COMMITTEE

Our audit committee is comprised of two of our independent directors, as defined under and required by Rule 10A-3 of the Exchange Act and the NASDAQ rules, (Messrs. Bijli and Messina) and one of our non-independent directors (Mr. Kirby). Accordingly, we are relying on the phase-in provisions of Rule 10A-3 of the Exchange Act and the NASDAQ transition rules applicable to companies completing an initial public offering, and we plan to have an audit committee comprised solely of independent directors that are independent for purposes of serving on an audit committee within one year of our listing. Mr. Messina is the Chair of our audit committee. Our Board of Directors has determined that each of the members of our audit committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NASDAQ Stock Market. In addition, our Board of Directors has determined that Mr. Messina is an “audit committee financial expert” as defined by the SEC. Our audit committee operates under a written charter that has been approved by our board of directors.

Our audit committee assists our Board of Directors in its oversight of our accounting and financial reporting process and the audits of our consolidated financial statements. Our audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our registered public accounting firm;
●	overseeing the work of our registered public accounting firm, including through the receipt and consideration of reports from such firm;
●	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures;
●	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
●	overseeing our internal accounting function;
●	discussing our risk management policies;
●	establishing policies regarding hiring employees from our registered public accounting firm and procedures for the receipt and retention of accounting-related complaints and concerns;
●	meeting independently with our internal accounting staff, registered public accounting firm and management;
●	reviewing and approving or ratifying related party transactions; and
●	preparing the audit committee reports required by SEC rules.

CORPORATE GOVERNANCE

Our Board of Directors has established three standing committees — audit, compensation, and nominating and corporate governance — each of which operates under a written charter approved by our board of directors. A copy of each committee’s charter is posted on the corporate governance section of our website, www.ipictheaters.com.

Item 11.	Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2017 Summary Compensation Table” below. The executive officers were iPic-Gold Class employees as of year-end. In 2017, our “named executive officers” and their positions were as follows:

2017 Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Unit Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Hamid Hashemi,	2017	904,565		2,397,476	1,742,425	—	18,496	5,062,962
President and Chief Executive Officer	2016	861,491		—	—	861,491	21,035	1,744,017

Paul Safran,	2017	382,500		2,185,988	1,045,455	—	—	3,613,943
Senior Vice President, General Counsel and Secretary	2016	361,605		—	—	180,803	—	542,408

Sherry Yard,	2017	249,696		1,092,994	801,516	—	—	2,144,206
Chief Operating Officer

Paul Westra	2017	251,507	(5)	1,092,994	724,980	—	—	2,069,481
Chief Financial Officer and Treasurer

Clark Woods,	2017	275,604		1,092,994	627,273	—	—	1,995,871
Vice President – Films	2016	270,200		—	—	81,060		351,260

(1)	These awards contain a substantive performance condition for the completion of the IPO. The awards were issued from iPic Entertainment. Compensation expense will be recognized on the date of the IPO. For more information, refer to Note 12 Subsequent Events.
(2)	The amounts in this column for 2017 represent the grant date fair value of the award calculated in accordance with FASB ASC Topic 718. The awards were originally issued by iPic-Gold Class and migrated to iPic on February 1, 2018 in connection with our IPO. The valuation assumptions used in determining such amounts appear in Note 5 Members Deficit to the consolidated financial statements.
(3)	Bonuses for 2017 have not been finalized or paid through the date of the issuance of this Form 10-K. Bonuses for 2017 may be paid under the Annual Incentive Plan in the future, if at all, upon completion of a successful financing.
(4)	The amount set forth under the “All Other Compensation” for Mr. Hashemi relates to reimbursement of automobile-related expenses.

(5)	This represents the pro-rated amount of base salary earned commencing in March 2017 when he commenced employment with the Company.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

Elements of Compensation

In 2017, we compensated our named executive officers through a combination of base salary, annual cash incentives and long-term equity-based incentives.

Base Salary

We believe that the provision of base salary plays an important role in attracting and retaining top executive talent by providing executives with a predictable level of income. Base salaries represent a fixed portion of our named executive officers’ compensation and vary principally based on job responsibility. The Board set 2017 base salaries for our named executive officers, and base salaries are typically reviewed by the Board on an annual basis using information and evaluations provided by the Chief Executive Officer with respect to the other named executive officers and its own assessment of the Chief Executive Officer, taking into account our operating and financial results for the year, a subjective assessment of the contribution of each named executive officer to such results, the achievement of our strategic growth and any changes in our named executive officers’ roles and responsibilities. Effective January 1, 2017, the base salaries for our named executive officers were $904,565 for Mr. Hashemi, $382,500 for Mr. Safran, $249,696 for Ms. Yard, $300,000 for Mr. Westra and $275,604 for Mr. Woods.

Annual Cash Incentives

For 2017, our named executive officers were eligible to earn an annual bonus equal to a percentage of base salary under the iPic–Gold Class Entertainment, LLC 2017 Annual Incentive Plan (the “Annual Incentive Plan”), as set forth in the table below. Bonuses for 2017 have not been finalized or paid through the date of the issuance of this Form 10-K. Bonuses for 2017 may be paid under the Annual Incentive Plan in the future, if at all, upon completion of a successful financing.

The following table sets forth the 2017 annual bonus target for each of our named executive officers, expressed as a percentage of base salary:

Name	Target
Hamid Hashemi	100%
Paul Safran	50%
Sherry Yard	30%
Paul Westra	50%
Clark Woods	30%

Long-Term Incentives

On December 21, 2017, iPic-Gold Class adopted the 2017 Equity Incentive Plan, under which equity awards may be made in respect of 1,600,000 units of iPic-Gold Class in the form of options, restricted units, phantom units, unit appreciation rights, dividend equivalent rights, unit awards and performance-based awards. Concurrent with the adoption of the 2017 Equity Incentive Plan, iPic-Gold Class awarded options to purchase units to certain members of management, including each of our named executive officers as set forth in the table below.

Name	Number of Options
Hamid Hashemi	250,000
Paul Safran	150,000
Sherry Yard	115,000
Paul Westra	100,000
Clark Woods	90,000

Subsequent to the IPO, the 2017 Equity Incentive Plan was migrated to iPic Entertainment Inc. and any awards previously granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic Entertainment Inc.

Agreements with Named Executive Officers

On September 30, 2010, the Company entered into an employment agreement with Mr. Hashemi, which was amended on May 5, 2016 (the “Employment Agreement”), which agreement provides that his initial employment term expired on September 30, 2015, has been thereafter automatically extended for successive one-year periods, and will continue to be so extended unless either the Company or Mr. Hashemi provides at least 90 days’ written notice to the other of intent not to renew the term. The Employment Agreement provides that Mr. Hashemi (i) would receive an annual base salary which, beginning January 1, 2012, has been subject to a minimum increase of 5% or any higher percentage based on merit as determined in the discretion of the Board and (ii) shall be eligible to receive a target annual bonus equal to a percentage of his base salary (which is 100% of his base salary as of the date of the Offering Circular based on achieving target performance goals) and up to 125% of his base salary for outperformance of target performance goals. In addition, Mr. Hashemi would be entitled to reimbursement for reasonable out-of-pocket travel expenses incurred in performing his duties and is eligible to participate in all perquisite and benefit programs for which other senior employees of the Company are generally eligible. The Employment Agreement also provides for severance upon certain terminations of employment, as described below under “— Payments upon Certain Events of Termination or Change in Control.”

Messrs. Safran, Westra and Woods, and Ms. Yard are currently not party to any employment or similar agreements with the Company.

BENEFIT PLANS AND AGREEMENTS

Payments upon Certain Events of Termination or Change in Control

Pursuant to the terms of the Employment Agreement, Mr. Hashemi is entitled to receive certain payments in connection with certain termination events.

In the event of a termination of employment for any reason, Mr. Hashemi is entitled to any earned but unpaid base salary through the date of termination and any other amounts due pursuant to applicable law.

Upon a termination due to Mr. Hashemi’s death or Disability (as such term is defined in the Employment Agreement), Mr. Hashemi is entitled to receive a lump sum payment equal to the sum of his then-current base salary and a pro-rata portion of his target bonus for the year in which termination occurs.

Upon a termination of Mr. Hashemi’s employment by the Company without Cause (as such term is defined in the Employment Agreement) or due to Mr. Hashemi’s resignation for Good Reason (as such term is defined in the Employment Agreement), Mr. Hashemi is entitled to receive a lump sum payment equal to three times the sum of (x) his then-current base salary and (y) one-half of the sum of his actual bonus paid for the three years preceding the year in which termination occurs.

With respect to each of our named executive officers, assuming a Change in Control (as defined in the 2017 Equity Incentive Plan) occurred on December 31, 2017, and subject to the named executive officer’s continued employment with the Company through the date of such of Change in Control, all of the named executive officer’s options granted under the 2017 Equity Incentive Plan would become fully vested in connection with such Change in Control.

Retirement and Other Benefits

Our named executive officers are entitled, on the same basis as our other employees, to participate in our 401(k) plan, a tax-qualified defined contribution plan under Section 401 of the Code. Pursuant to the 401(k) plan, participants may contribute an amount of their pre-tax compensation up to the statutory limit.

Pursuant to his employment agreement, Mr. Hashemi is entitled to reimbursement by the Company of reasonable automobile expenses (including lease/finance payments and insurance and gas expenses). Our compensation program does not otherwise include any material benefits or perquisites for our named executive officers.

OUTSTANDING EQUITY AWARDS FOR YEAR ENDED DECEMBER 31, 2017

The following table sets forth certain information with respect to outstanding options and restricted stock units held by each of our named executive officers on December 31, 2017.

	Option Awards					Stock Awards(3)
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-exercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of units that have not vested (#)		Market value of units that have not vested ($)
Hamid Hashemi	0	250,000	(1)	18.13	12/21/2027	129,593	(4)	2,397,476
Paul Safran	0	150,000	(1)	18.13	12/21/2027	118,161	(4)	2,185,988
Sherry Yard	0	115,000	(1)	18.13	12/21/2027	59,080	(5)	1,092,994
Paul Westra	0	100,000	(2)	18.13	12/21/2027	59,080	(5)	1,092,994
Clark Woods	0	90,000	(1)	18.13	12/21/2027	59,080	(5)	1,092,994

(1)	These options are scheduled to vest as to 25% on each of June 1, 2018, June 1, 2019, June 2020 and June 1, 2021.

(2)	These options are scheduled to vest as to 25% on each of June 1, 2019, June 1, 2020, June 2021 and June 1, 2022.
(3)	On December 6, 2017, iPic Entertainment entered into restricted stock unit award agreements (the “IPO RSU Agreements”) with each of our named executive officers and certain other employees pursuant to which recipients are entitled to receive an award of stock-settled restricted stock units (the “IPO RSUs”). The IPO RSU Agreements provide that each grantee is entitled to receive a number of IPO RSUs equal to the quotient of (a) each such grantee’s “Aggregate Grant Amount” (set forth in each grantee’s IPO RSU Agreement and set forth above in the “Number of units that have not vested” column) divided by (b) the initial public offering price. The number of units reflected in “Number of units that have not vested” column was calculated using the price per share of $18.50 from the Company’s initial public offering that closed on February 1, 2018. Pursuant to the IPO RSU Agreements, the IPO RSUs are expected to settle in full on the settlement dates set forth in footnotes 4 and 5 to this table (the “Settlement Date”), regardless of whether the recipient remains employed with iPic Entertainment or any of its subsidiaries through the Settlement Date.
(4)	These IPO RSUs have a Settlement Date of May 15, 2018.
(5)	These IPO RSUs have a Settlement Date of May 15, 2019.

DIRECTOR COMPENSATION

Shown below is information regarding the compensation for each member of the Board for the year ended December 31, 2017, other than the compensation for Mr. Hashemi, who does not receive compensation for serving as a director and whose compensation is reported above under “Executive Compensation — Summary Compensation Table”. Mr. Hodges served as an independent director and was compensated for his service. Mr. Kirby and Mr. Philip are affiliated with certain of our stockholders and do not receive compensation for their Board service.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Bruce Hodges(1)	$6,667	6,667
Robert Kirby	—	—
George M. Philip(2)	—	—

(1)	Mr. Hodges ceased serving on the Board in October 2017.
(2)	Mr. Philip commenced serving on the Board in October 2017.

Our board of directors adopted a director compensation policy applicable to certain non-employee directors, which took effect March 27, 2018. Independent directors will receive a $75,000 one-time grant of restricted stock when they join the Company’s Board. Thereafter, each independent director will receive $60,000 per year in base fees. The lead independent director will receive an additional $60,000 per year. The chairpersons of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee will receive an additional $20,000, $10,000 and $10,000, respectively, per year. Each member of the Audit Committee will receive an additional $5,000 per year. With the exception of the initial grant of $75,000, which will be paid in restricted stock, all fees will be paid one-half in cash and one-half in stock.

We also reimburse all of our non-employee directors for all reasonable and customary business expenses in accordance with company policy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our Class A Common Stock and Class B Common Stock, as of March 31, 2018, for: (1) each holder of more than 5% of our Common Stock; (2) each of our directors; (3) each Named Executive Officer; and (4) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person or any member of such group has the right to acquire within 60 days of March 31, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of February 1, 2018 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by such stockholder unless noted otherwise, subject to community property laws where applicable. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Unless otherwise indicated, the business address of each person listed is c/o iPic Entertainment Inc., 433 Plaza Real, Suite 335, Boca Raton, FL 33432.

	Shares of Class A Common Stock Beneficially Owned		Shares of Class B Common Stock Beneficially Owned		Total Common Stock Beneficially Owned
Name of beneficial owner	Number	Percentage	Number	Percentage	Percentage
Beneficial Owners of More than 5% of our Common Stock
Associated Entities of Retirement Systems of Alabama(1)	—	—	2,801,433	27.4%	22.6%
Village Roadshow Attractions(2)	—	—	2,801,433	27.4%	22.6%
Regal/Atom Holdings(3)	—	—	661,889	6.5%	5.3%
Named Executive Officers and Directors
Hamid Hashemi(4)	129,593	1.2%	1,829,511	17.9%	17.2%
Paul Safran(8)	118,161	1.1%	—	—	1.0%
Sherry Yard	—	—	—	—	—
Paul Westra	—	—	—	—	—
Clark Woods	—	—	—	—	—
Robert Kirby(2)	—	—	2,801,433	27.4%	22.6%
George M. Philip(5)	—	—	—	—	—
Dana Messina(6)	—	—	476,625	4.7%	3.8%
Ajay Bijli(7)	—	—	220,629	2.2%	1.8%
Executive Officers and Directors as a Group (9 Persons)	247,754	2.3%	5,328,198	52.1%	46.6%

*	Represents beneficial ownership of less than 1% of our outstanding common stock.
(1)	Represents (i) 1,876,960 shares of our Class B Common Stock held of record by Teachers’ Retirement System of Alabama and (ii) 924,473 shares of our Class B Common Stock held of record by Employees’ Retirement System of Alabama. Dr. David G. Bronner is the Chief Executive Officer of Teachers’ Retirement System of Alabama and of Employees’ Retirement System of Alabama. In such capacities, Dr. Bronner may be deemed to have voting and dispositive power over the shares of our Class B Common Stock held by each of Teachers’ Retirement System of Alabama and Employees’ Retirement System of Alabama. Dr. Bronner disclaims beneficial ownership of these shares. The address for Dr. Bronner is c/o Retirement Systems of Alabama, 201 South Union Street, Montgomery, AL 36130.
(2)	Robert Kirby is the executive director of Village Roadshow Attractions. In such capacity, Mr. Kirby may be deemed to have voting and dispositive power over the shares held by Village Roadshow Attractions but disclaims beneficial ownership of these shares. The address for Mr. Kirby is c/o Village Roadshow Limited, PO Box 2275, Prahran, Victoria 3181, Australia.
(3)	Amy E. Miles is a Manager and the President of Regal/Atom Holdings and Gregory W. Dunn and David H. Ownby are Managers of Regal/Atom Holdings. In such capacity, Ms. Miles and Messrs. Dunn and Ownby may be deemed to have voting and dispositive power over the shares held by Regal/Atom Holdings but disclaim beneficial ownership of these shares. The address for Ms. Miles and Messrs. Dunn and Ownby is c/o Regal/Atom Holdings, 101 East Blount Avenue, Knoxville, Tennessee 37920.
(4)	With respect to shares of Class B Common Stock, represents shares held by Hashemi Holdings, LLC. Mr. Hashemi is the sole stockholder of Hashemi Holdings, LLC and has sole voting and dispositive control over the shares. All of the shares owned by Hashemi Holdings, LLC are pledged as collateral in connection with a loan agreement with Village Roadshow Attractions USA, Inc. Excludes 300,000 shares of Class B Common Stock held by irrevocable trusts established for the benefit of Mr. Hashemi’s three children, of which Mr. Hashemi disclaims beneficial ownership. With respect to shares of Class A Common Stock, represents IPO RSUs vesting on May 15, 2018.
(5)	Does not include 2,801,433 shares of our Class B Common Stock held of record by the associated entities of the Retirement Systems of Alabama. Mr. Philip was originally appointed to our board of directors as designee of the Retirement Systems of Alabama. The right of the Retirement Systems of Alabama to appoint one director to our board of directors terminated in connection with our IPO. Mr. Philip is not an employee or director of the Retirement Systems of Alabama and does not have voting or investment power with respect to the shares of our Class B Common Stock held by the Retirement Systems of Alabama.
(6)	Represents shares held by Messina Living Trust dated 9/20/2001. Mr. Messina may be deemed to share beneficial ownership of the shares of our Class B Common Stock held of record by the Messina Living Trust dated 9/20/2001, but Mr. Messina disclaims beneficial ownership of such shares.
(7)	Represents shares held by PVR Limited. Mr. Ajay Bijli is named as the promoter stockholder of PVR Limited. In such capacity, Mr. Bijli may be deemed to have voting and dispositive power over the shares held by PVR Limited but disclaims beneficial ownership of these shares. The address for Mr. Bijli is c/o PVR Limited, Block A, 4th Floor, Building No.9, DLF Cyber City, DLF Phase III, Gurgaon, 122002, India.
(8)	Paul Safran is the Senior Vice President, General Counsel and Secretary of iPic. All of the shares of Class A Common Stock included in the table are shares underlying IPO RSUs which vest on May 15, 2018.

Equity Compensation Plan Information

The following table sets forth aggregate information for the fiscal year ended December 31, 2017, regarding the Company’s compensation plans, including individual compensation agreements, under which equity securities of the Company are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders(1)	955,300	$18.13	644,700
Total	955,300	$18.13	644,700

(1)	The 2017 Equity Incentive Plan was approved by unitholders on December 21, 2017.

The following is a summary of the material terms of the 2017 Equity Incentive Plan. This summary is qualified in its entirety by reference to the full text of the 2017 Equity Incentive Plan, which has been filed as an exhibit hereto.

Effective February 1, 2018 the Board of Directors approved the migration of the 2017 Equity Incentive Plan from iPic-Gold Class, LLC to iPic Entertainment Inc.

Administration. The 2017 Equity Incentive Plan will be administered by a committee appointed by the board (the “Compensation Committee”). The Compensation Committee shall consist of at least two directors of the board and may consist of the entire board. The Compensation Committee will generally consist of directors considered to be non-employee directors for purposes of Section 16 of the Exchange Act.

Plan Term. The 2017 Equity Incentive Plan became effective on December 21, 2017 and will terminate on the tenth (10th) anniversary thereof, unless earlier terminated by the Board.

Eligibility. Under the 2017 Equity Incentive Plan, “Eligible Individuals” include officers and employees, consultants to and non-employee directors of the Company and its subsidiaries. The Compensation Committee will determine which Eligible Individuals will receive grants of awards.

Incentives Available. Under the 2017 Equity Incentive Plan, the Compensation Committee may grant any of the following types of awards to an Eligible Individual: incentive options (“Incentive Options”); nonqualified options (“Nonqualified Options” and, together with Incentive Options, “Options”); unit appreciation rights (“UARs”); restricted units (“Restricted Units”); phantom units (“Phantom Units”); Performance Awards; Dividend Equivalent Rights; and Unit Awards, each as defined below (each type of grant is considered an “Award”).

Units Available. Subject to any adjustment as provided in the 2017 Equity Incentive Plan, up to 1,600,000 Units may be issued pursuant to Awards granted under the 2017 Equity Incentive Plan, all of which may be granted as Incentive Options. As of January 24, 2018, options to purchase a total of 955,300 shares of Common Stock pursuant to our 2017 Equity Incentive Plan were outstanding, none of which were exercisable. The number of Units available for issuance under the 2017 Equity Incentive Plan will be increased on the first day of each fiscal year beginning with the 2019 fiscal year, in an amount equal to three percent (3%) of the outstanding Units on the last day of the immediately preceding fiscal year.

If an Award or any portion thereof that is granted under the 2017 Equity Incentive Plan (i) expires or otherwise terminates without all of the Units covered by such Award having been issued or (ii) is settled in cash (i.e., the participant receives cash rather than Units), such expiration, termination or settlement will not reduce (or otherwise offset) the number of Units that may be available for issuance under the 2017 Equity Incentive Plan. If any Units issued pursuant to an Award are forfeited and returned back to or reacquired by the Company because of the failure to meet a contingency or condition required to vest such Units in the participant, then the Units that are forfeited or reacquired will again become available for issuance under the 2017 Equity Incentive Plan. Any Units tendered or withheld (i) to pay the exercise price of an Option or (ii) to satisfy tax withholding obligations associated with an Award granted under the 2017 Equity Incentive Plan shall not become available again for issuance under the 2017 Equity Incentive Plan.

Options. The Compensation Committee may grant Options (which may be Incentive Options or Nonqualified Options) to Eligible Individuals. An Incentive Option is an Option intended to qualify for tax treatment applicable to Incentive Options under Section 422 of the Code. An Incentive Option may be granted only to Eligible Individuals that are employees of the Company or any of its subsidiaries. A Nonqualified Option is an Option that is not subject to statutory requirements and limitations required for certain tax advantages allowed under Section 422 of the Code.

Exercise Price for Options. The purchase price per Unit with respect to any Option granted under the 2017 Equity Incentive Plan may be not less than 100% of the fair market value of a Unit on the date the Option is granted (110% in the case of an Incentive Option granted to a ten-percent unitholder).

Vesting and Exercise Periods for Options. Each Option granted under the 2017 Equity Incentive Plan may be subject to certain vesting requirements and will become exercisable in accordance with the specific terms and conditions of the Option, as determined by the Compensation Committee at the time of grant and set forth in an Award agreement. The term of an Option generally may not exceed ten years from the date it is granted (five years in the case of an Incentive Option granted to a ten-percent unitholder). Each Option, to the extent it becomes exercisable, may be exercised at any time in whole or in part until its expiration or termination, unless otherwise provided in applicable Award agreement.

Limits on Incentive Options. In order to comply with the requirements for Incentive Options in the Code, no person may receive a grant of an Incentive Option for units that would have an aggregate fair market value in excess of $100,000, determined when the Incentive Option is granted, that would be exercisable for the first time during any calendar year. If any grant of an Incentive Option is made in excess of such limit, the portion that is over the $100,000 limit would be a Nonqualified Option.

Unit Appreciation Rights. The Compensation Committee may grant UARs to Eligible Individuals on terms and conditions determined by the Compensation Committee at the time of grant and set forth in an Award agreement. A UAR may be granted (a) at any time if unrelated to an Option or (b) if related to an Option, either at the time of grant or at any time thereafter during the term of the Option.

Duration. Each UAR will be exercisable or be forfeited or expire on such terms as the Compensation Committee determines. Except in limited circumstances, a UAR shall have a term of no greater than ten years.

Amount Payable. A UAR is a right granted to a participant to receive an amount equal to the excess of the fair market value of a Unit on the last business day preceding the date of exercise of such UAR over the fair market value of a Unit on the date the UAR was granted. A UAR may be settled or paid in cash, Units or a combination of each, in accordance with its terms.

Prohibition on Repricings. The Compensation Committee will have no authority to make any adjustment or amendment (other than in connection with certain changes in capitalization or certain corporate transactions in accordance with the terms of the 2017 Equity Incentive Plan, as generally described below) that reduces, or would have the effect of reducing, the exercise price of an Option or UAR previously granted under the 2017 Equity Incentive Plan, unless the Company’s unitholders approve such adjustment or amendment.

Dividend Equivalent Rights. The Compensation Committee may grant dividend equivalent rights (“Dividend Equivalent Rights”), either in tandem with an Award or as a separate Award, to Eligible Individuals on terms and conditions determined by the Compensation Committee at the time of grant and set forth in an Award agreement. A Dividend Equivalent Right is a right to receive cash or Units based on the value of dividends that are paid with respect to the Units. Amounts payable in respect of Dividend Equivalent Rights may be payable currently or, if applicable, deferred until the lapsing of restrictions on such dividend equivalent rights or until the vesting, exercise, payment, settlement or other lapse of restrictions on the Award to which the Dividend Equivalent Rights relate, subject to compliance with Section 409A of the Code. Dividend Equivalent Rights may be settled in cash or Units or a combination thereof, in a single installment or multiple installments, as determined by the Compensation Committee.

Restricted Units; Phantom Units. The Compensation Committee may grant either Restricted Units or Phantom Units, in each case subject to certain vesting requirements, on terms and conditions determined by the Compensation Committee at the time of grant and set forth in an Award agreement.

Restricted Units. Unless the Compensation Committee determines otherwise, upon the issuance of Restricted Units, the participant shall have all of the rights of a unitholder with respect to such Units, including the right to vote the Units and to receive all dividends or other distributions made with respect to the Units. The Compensation Committee may determine that the payment to the participant of dividends, or a specified portion thereof, declared or paid on such Units shall be deferred until the lapsing of the restrictions imposed upon such Units and held by the Company for the account of the participant until such time. Payment of deferred dividends in respect of Restricted Units shall be made upon the lapsing of restrictions imposed on the Restricted Units in respect of which the deferred dividends were paid, and any dividends deferred in respect of any Restricted Units shall be forfeited upon the forfeiture of such Restricted Units.

Period for Lapsing of Restrictions on Restricted Units. During such period as may be set by the Compensation Committee in the Award agreement, the participant shall not be permitted to sell, transfer, pledge, hypothecate or assign Restricted Units awarded under the 2017 Equity Incentive Plan except by will or the laws of descent and distribution. The Compensation Committee may also impose such other restrictions and conditions, including the attainment of Performance Objectives (as defined below) or other corporate or individual performance goals, on Restricted Units as it determines in its sole discretion.

Phantom Units. Each Phantom Unit shall represent the right of the participant to receive a payment upon vesting of the Phantom Unit, or on any later date specified by the Compensation Committee, of an amount equal to the fair market value of a Unit as of the date the Phantom Unit becomes vested (together with such dividends as may have accrued with respect to such Unit from the time of the grant of the Award until the time of vesting), or such later date as determined by the Compensation Committee at the time the Phantom Unit is granted (and which will be set forth in the applicable grant agreement). A Phantom Unit may be settled or paid in cash, Units or a combination of each, as determined by the Compensation Committee.

Performance Awards. Performance awards (“Performance Awards”) (including performance units (“Performance Units”), performance phantom units (“Performance Phantom Units”) and performance-based restricted units (“Performance-Based Restricted Units”)) may be granted to Eligible Individuals on terms and conditions determined by the Compensation Committee and set forth in an Award agreement.

Performance Units. Performance Units shall be denominated in a specified dollar amount and, contingent upon the attainment of specified performance objectives within a performance cycle and such other vesting conditions as may be determined by the Compensation Committee (including without limitation, a continued employment requirement following the end of the applicable performance period), represent the right to receive payment of the specified dollar amount or a percentage of the specified dollar amount depending on the level of performance objective attained; provided, however, that the Compensation Committee may at the time a Performance Unit is granted specify a maximum amount payable in respect of a vested Performance Unit. The award agreement for each Performance Unit shall specify the number of Performance Units to which it relates, the Performance Objectives and other conditions which must be satisfied in order for the Performance Unit to vest and the performance cycle within which such Performance Objectives must be satisfied and the circumstances under which the award will be forfeited.

Performance Phantom Units. Performance Phantom Units shall be denominated in Units and, contingent upon the attainment of specified Performance Objectives within a performance cycle and such other vesting conditions as may be determined by the Compensation Committee (including, without limitation, a continued employment requirement following the end of the applicable performance period), represent the right to receive an amount of the fair market value of a Unit on the date the Performance Phantom Unit becomes vested or any other date specified by the Compensation Committee or a percentage of such amount depending on the level of Performance Objective attained; provided, however, that the Compensation Committee may at the time a Performance Phantom Unit is granted specify a maximum amount payable in respect of a vested Performance Phantom Unit. A Performance Phantom Unit may be settled in cash, Units, or a combination of each. The Award agreement for each Performance Phantom Unit shall specify the number of Performance Phantom Units to which it relates, the Performance Objectives and other conditions which must be satisfied in order for the Performance Phantom Unit to vest and the performance cycle within which such Performance Objectives must be satisfied and the circumstances under which the Award will be forfeited.

Performance-Based Restricted Units. Performance-Based Restricted Units shall consist of an Award of Restricted Units, issued in the participant’s name and subject to appropriate restrictions and transfer limitations. Unless the Compensation Committee determines otherwise and as set forth in the applicable Award agreement, upon issuance of Performance-Based Restricted Units, the participant shall have all of the rights of a unitholder with respect to such Units, including the right to vote the Units and to receive all dividends or other distributions paid or made with respect to Units. The Award agreement for each Award of Performance-Based Restricted Units will specify the number of Performance-Based Restricted Units to which it relates, the Performance Objectives and other conditions that must be satisfied in order for the Performance-Based Restricted Units to vest, the performance cycle within which the Performance Objectives must be satisfied and the circumstances under which the Award will be forfeited. At the time the Award of Performance-Based Restricted Units is granted, the Compensation Committee may determine that the payment to the participant of dividends, or a specified portion thereof, declared or paid on Units represented by such Award which have been issued by the Company to the participant shall be deferred until the lapsing of the restrictions imposed upon such Performance-Based Restricted Units and held by the Company for the account of the participant until such time. Payment of deferred dividends in respect of Performance-Based Restricted Units shall be made upon the lapsing of restrictions imposed on the Performance-Based Restricted Units in respect of which the deferred dividends were paid, and any dividends deferred in respect of any Performance-Based Restricted Units shall be forfeited upon the forfeiture of such Performance-Based Restricted Units.

Performance Objectives. With respect to any Performance Awards, performance objectives (“Performance Objectives”) may be expressed in terms of (i) net earnings; (ii) earnings per unit; (iii) net debt; (iv) revenue or sales growth; (v) net or operating income; (vi) net operating profit; (vii) return measures (including, but not limited to, return on assets, capital, equity or sales); (viii) cash flow (including, but not limited to, operating cash flow, distributable cash flow and free cash flow); (ix) earnings before or after taxes, interest, depreciation, amortization and/or rent; (x) unit price (including, but not limited to growth measures and total unitholder return); (xi) expense control or loss management; (xii) customer satisfaction; (xiii) market share; (xiv) economic value added; (xv) working capital; (xvi) the formation of joint ventures or the completion of other corporate transactions; (xvii) gross or net profit margins; (xviii) revenue mix; (xix) operating efficiency; (xx) product diversification; (xxi) market penetration; (xxii) measurable achievement in quality, operation or compliance initiatives; (xxiii) quarterly dividends or distributions; (xxiv) employee retention or turnover; (xxv) any combination of or a specified increase in any of the foregoing or (xxvi) any other performance criteria as may be established by the Compensation Committee. Performance Objectives may be absolute or relative (to prior performance of the Company or to the performance of one or more other entities or external indices) and may be expressed in terms of a progression within a specified range. The Compensation Committee may, at the time the Performance Objectives in respect of a Performance Award are established, provide for the manner in which performance will be measured against the Performance Objectives to reflect the impact of specified events, including any one or more of the following with respect to the applicable performance period: (i) the gain, loss, income or expense resulting from changes in accounting principles or tax laws that become effective during the performance period; (ii) the gain, loss, income or expense reported publicly by the Company with respect to the performance period that are extraordinary or unusual in nature or infrequent in occurrence; (iii) the gains or losses resulting from, and the direct expenses incurred in connection with, the disposition of a business or the sale of investments or non-core assets; (iv) the gain or loss from all or certain claims and/or litigation and all or certain insurance recoveries relating to claims or litigation; or (v) the impact of investments or acquisitions made during the year or, to the extent provided by the Compensation Committee, any prior year. The events may relate to the Company as a whole or to any part of the Company’s business or operations, as determined by the Compensation Committee at the time the Performance Objectives are established. Any adjustments based on the effect of certain events are to be determined in accordance with generally accepted accounting principles and standards, unless another objective method of measurement is designated by the Compensation Committee.

Prior to the vesting, payment, settlement or lapsing of any restrictions with respect to any Performance Award, the Compensation Committee shall certify in writing that the applicable Performance Objectives have been satisfied. In respect of a Performance Award, the Compensation Committee may, in its sole discretion, (i) reduce the amount of cash paid or number of Units to be issued or that have been issued and that become vested or on which restrictions lapse, and/or (ii) establish rules and procedures that have the effect of limiting the amount payable to any participant to an amount that is less than the amount that otherwise would be payable under such Award. The Compensation Committee may exercise such discretion in a non-uniform manner among participants.

Unit Awards. The Compensation Committee may grant an Award of Units (“Unit Awards”) to an Eligible Individual on such terms and conditions as the Compensation Committee may determine at the time of grant. A Unit Award may be made as additional compensation for services rendered by the Eligible Individual or may be in lieu of cash or other compensation to which the Eligible Individual is entitled from the Company.

Transferability. The 2017 Equity Incentive Plan generally restricts the transfer of any Awards, except (a) transfers by will or the laws of descent and distribution or (b) to a beneficiary designated by the participant, to whom any benefit under the 2017 Equity Incentive Plan is to be paid or who may exercise any rights of the participant in the event of the participant’s death before he or she receives any or all of such benefit or exercises an Award.

Adjustments upon Changes in Capitalization. In the event that the outstanding Units are changed into or exchanged for a different number or kind of Units or other units or securities or other equity interests of the Company or another corporation or entity, whether through merger, consolidation, reorganizations, recapitalization, reclassification, unit dividend, unit split, reverse unit split, substitution or other similar corporate event or transaction, or an extraordinary dividend or distribution by the Company in respect of its Units or other capital stock or securities convertible into capital stock in cash, securities or other property, the Compensation Committee shall determine the appropriate adjustments, if any, to (a) the maximum number and kind of units or other securities or other equity interests as to which Awards may be granted under the 2017 Equity Incentive Plan, (b) the maximum number and class of Units or other stock or securities that may be issued upon exercise of Incentive Options, (c) the number and kind of Units or other securities covered by any or all outstanding Awards that have been granted under the 2017 Equity Incentive Plan, (d) the option price of outstanding Options and the base price of outstanding UARs, and (e) the Performance Objectives applicable to outstanding Performance Awards.

Effect of Change in Control or Certain Other Transactions. Generally, the Award agreement evidencing each Award will provide any specific terms applicable to that Award in the event of a Change in Control of the Company (as defined below). Unless otherwise provided in an Award agreement, in connection with a merger, consolidation, reorganization, recapitalization or other similar change in the units of the Company, or a liquidation or dissolution of the Company or a Change in Control (each a “Corporate Transaction”), Awards shall either: (a) continue following such Corporate Transaction, which may include, in the discretion of the Compensation Committee or the parties to the Corporate Transaction, the assumption, continuation or substitution of the Awards, in each case with appropriate adjustments to the number, kind of securities, and exercise prices of the Awards; or (b) terminate.

For purposes of the 2017 Equity Incentive Plan, “Change in Control” generally means the occurrence of any of the following events with respect to the Company: (a) any person (other than directly from the Company) first acquires securities of the Company representing fifty percent or more of the combined voting power of the Company’s then outstanding voting securities, other than an acquisition by certain employee benefit plans, the Company or a related entity, or any person in connection with a non-control transaction; (b) a majority of the members of the board of directors is replaced by directors whose appointment or election is not endorsed by a majority of the members of the board of directors serving immediately prior to such appointment or election; (c) any merger, consolidation or reorganization, other than in a non-control transaction; (d) a complete liquidation or dissolution or (e) sale or disposition of all or substantially all of the assets. A “non-control transaction” generally includes any transaction in which (i) unitholders immediately before such transaction continue to own at least a majority of the combined voting power of such resulting entity following the transaction; (ii) a majority of the members of the board of directors immediately before such transaction continue to constitute at least a majority of the board of the surviving entity following such transaction or (iii) with certain exceptions, no person other than any person who had beneficial ownership of more than fifty percent of the combined voting power of the Company’s then outstanding voting securities immediately prior to such transaction has beneficial ownership of more than fifty percent of the combined voting power of the surviving entity’s outstanding voting securities immediately after such transaction.

Options and UARs Terminated in Corporate Transaction. If Options or UARs are to terminate in the event of a Corporate Transaction, the holders of vested Options or UARs must be provided either (a) fifteen days to exercise their Options or UARs or (b) payment (in cash or other consideration) in respect of each Unit covered by the Option of UAR being cancelled in an amount equal to the excess, if any, of the per Unit consideration to be paid to unitholders in the Corporate Transaction over the price of the Option or the UAR. If the per Unit consideration to be paid to unitholders in the Corporate Transaction is less than the exercise price of the Option or UAR, the Option or UAR may be terminated without payment of any kind. The holders of unvested Options or UARs may also receive payment, at the discretion of the Compensation Committee, in the same manner as described above for vested Options and UARs. The Compensation Committee may also accelerate the vesting on any unvested Option or UAR and provide holders of such Options or UARS a reasonable opportunity to exercise the Award.

Other Awards Terminated in Corporate Transaction. If Awards other than Options and UARs are to terminate in connection with a Corporate Transaction, the holders of vested Awards will be provided, and holders of unvested Awards may be provided, at the discretion of the Compensation Committee, payment (in cash or other consideration upon or immediately following the Corporate Transaction, or, to the extent permitted by Section 409A of the Code, on a deferred basis) in respect of each Unit covered by the Award being cancelled in an amount equal to the per Unit price to be paid to unitholders in the Corporate Transaction, where the value of any non-cash consideration will be determined by the Compensation Committee in good faith.

The Compensation Committee may, in its sole discretion, provide for different treatment for different Awards or Awards held by different parties, and where alternative treatment is available for a participant’s Awards, may allow the participant to choose which treatment will apply to his or her Awards.

Amendment or Termination of the 2017 Equity Incentive Plan. The 2017 Equity Incentive Plan may be amended or terminated by the board of directors without unitholder approval, unless unitholder approval of the amendment or termination is required under applicable law, regulation or NASDAQ Stock Market LLC requirement. No amendment may materially and adversely alter or impair any Awards that had been granted under the 2017 Equity Incentive Plan prior to the amendment without the impacted participant’s consent. The 2017 Equity Incentive Plan will terminate on the tenth anniversary of its effective date; however, when the 2017 Equity Incentive Plan terminates, any applicable terms will remain in effect for administration of any Awards outstanding at the time of the 2017 Equity Incentive Plan’s termination.

Forfeiture Events; Clawback.  The Compensation Committee may specify in an Award agreement that the participant’s rights, payments and benefits with respect to an Award shall be subject to reduction, cancellation, forfeiture, clawback or recoupment upon the occurrence of certain specified events or as required by law, in addition to any otherwise applicable forfeiture provisions that apply to the Award. Without limiting the generality of the foregoing, any Award under the 2017 Equity Incentive Plan shall be subject to the terms of any clawback policy maintained by the Company, as it may be amended from time to time.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Since January 1, 2017, we have engaged in certain transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and holders of more than 5% of our voting securities.

The following are summaries of certain provisions of our related party agreements and are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore urge you to review the agreements in their entirety. Copies of certain agreements (or forms of the agreements) have been filed as exhibits to this Form 10-K, and are available electronically on the website of the SEC at www.sec.gov.

Related Party Agreements in Effect Prior to Offering

Non-Revolving Credit Facility with Retirement Systems of Alabama (RSA)

iPic-Gold Class is a party to the Non-Revolving Credit Facility with RSA dated as of February 1, 2018, a member of iPic-Gold Class which provides for a non-revolving total commitment of $225.8 million. The Non-Revolving Credit Facility is secured by a first-priority security interest in substantially all of the assets of iPic-Gold Class and the guarantors, together with a pledge of 100% of the equity interests of iPic Gold Class by Holdings. Obligations under the Non-Revolving Credit Facility are guaranteed by each of iPic-Gold Class’s wholly-owned subsidiaries and by Holdings. Refer to Note 4 “Borrowings” for further information.

Notes Payable to Regal/Atom Holdings, LLC

iPic-Gold Class is a party to a $3.0 million note payable to Regal/Atom Holdings, LLC, a member of iPic-Gold Class. The note bears interest on the unpaid principal amount at a rate per annum equal to 5.00%. Payments of outstanding principal and interest on the Regal Note are required to be paid to Regal only to the extent that Regal is due a distribution under the iPic-Gold Class LLC Agreement. Refer to Note 4 “Borrowings” for further information.

Note Payable to iPic Holdings, LLC

iPic-Gold Class is a party to a $0.5 million note payable to iPic Holdings, LLC (an entity owned in part by Hamid Hashemi and Dana Messina), and a member of iPic-Gold Class. The notes accrue interest on the unpaid principal amount at 5.0% per annum. Interest is payable only if iPic Holdings, LLC is due certain distributions as outlined in the iPic-Gold Class LLC Agreement and to the extent of the amount of such distributions. Refer to Note 4 “Borrowings” for further information.

Additional Investment by Regal/Atom Holdings, LLC

On April 21, 2017, we entered into a subscription agreement with Regal/Atom Holdings, LLC (“Regal”) pursuant to which Regal invested $8.6 million in cash and lent us $3.4 million in the form of a qualified subordinated note. Refer to Note 4 “Borrowings” and Note 5 “Members’ Deficit” for further information.

Registration Rights Agreement

In connection with the IPO on February 1, 2018, the Company entered into a Registration Rights Agreement with certain of the Continuing iPic Equity Owners pursuant to which those Continuing iPic Equity Owners that are a party to the agreement will have specified rights to require the Company to register all or any portion of their shares under the Securities Act.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a policy providing that the audit committee will review and approve or ratify transactions in excess of $120,000 of value in which we participate and in which a director, executive officer or beneficial holder of more than 5% of any class of our voting securities has or will have a direct or indirect material interest. Under this policy, the board of directors is to obtain all information it believes to be relevant to a review and approval or ratification of these transactions. After consideration of the relevant information, the audit committee is to approve only those related party transactions that the audit committee believes are on their terms, taken as a whole, no less favorable to us than could be obtained in an arms’-length transaction with an unrelated third party and that the audit committee determines are not inconsistent with our best interests. In particular, our policy with respect to related party transactions requires our audit committee to consider the benefits to us, the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director has a position or relationship, the availability of other sources for comparable products or services, the terms of the transaction and the terms available to unrelated third-parties or to employees generally. A “related party” is any person who is or was one of our executive officers, directors or is a holder of more than 5% of our common stock, or their immediate family members or any entity owned or controlled by any of the foregoing persons. All of the transactions described above were entered into prior to the adoption of this policy.

BOARD INDEPENDENCE

The listing standards of NASDAQ require that a majority of the members of a listed company’s board of directors qualify as “independent.” When a company is listing on NASDAQ in connection with its initial public offering, the NASDAQ rules allow a transition period of 12 months from the date of listing for compliance with this requirement. The definition of independence under the NASDAQ rules includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members, has engaged in various types of business dealings with us. In addition, the NASDAQ rules require a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

In making these determinations, our directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities as they may relate to us and our management. Our directors also consulted with our company’s counsel to ensure that our determinations were consistent with relevant securities and other laws and regulations regarding the definition of “independent.” Our board of directors has affirmatively determined that Messrs. Bijli, Messina and Philip qualify as independent directors within the meaning of the applicable NASDAQ listing standards. As required under applicable NASDAQ rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Item 14.	Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees - The aggregate fees billed for professional services rendered by Crowe Horwath for the audit of our annual financial statements included in our annual report filed on Form 10-K and the review of the financial statements included in our quarterly reports filed on Form 10-Q were approximately $75,793 for fiscal 2016 and $243,000 for fiscal 2017 (including $56,000 for the Form 10-Q review for the period ending September 2017).

Tax Fees - The aggregate fees billed for professional services rendered by Crowe Horwath related to federal and state tax compliance, tax advice and tax planning were approximately $58,000 for fiscal 2016 and $110,000 for fiscal 2017. All of these services are permitted non-audit services.

All Other Fees - In fiscal 2017, the aggregate fees billed for other services rendered by Crowe Horwath were $961,247, the fees were related to the re-audit of 2016 and 2015 year ends, as well as the review of six month period ending June 2017 and June 2016 for compliance with the IPO.

Audit Committee Pre-Approval Policy

The Audit Committee pre-approved all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. These services may have included audit services, audit related services, tax services and other services. Our Chief Financial Officer was responsible for presenting the Audit Committee with an overview of all proposed audit, audit related, tax or other non-audit services to be performed by our independent registered public accounting firm. The presentation must be in sufficient detail to define clearly the services to be performed. The Audit Committee did not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management or to an individual member of the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Item 15(a)(1).	List of Financial Statements

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2017 and 2016

iPic Entertainment Inc. Balance Sheets – December 31, 2017 and October 18, 2017

iPic Entertainment Inc. Notes to the Balance Sheets

Consolidated Balance Sheets - December 31, 2017 and December 31, 2016

Consolidated Statements of Operations - Years Ended December 31, 2017 and 2016

Consolidated Statements of Changes in Members’ Deficit - Years Ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

Item 15(a)(2).	Financial Statement Schedules

All financial statement schedules have been omitted because the necessary information is included in the Notes to the Consolidated Financial Statements.

Item 15(a)(3).	List of Exhibits. The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
3.2	Amended and Restated Bylaws of the Company, effective as of January 31, 2018 (incorporated by reference to Exhibit 3.2 of Current Report filed of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-8 (File No 333-222822) filed on February 1, 2018).
10.1 #	Form of iPic Entertainment Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 6.4 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on December 22, 2017).
10.2 #	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 6.6 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on December 22, 2017).
10.3	Office Lease between iPic and Delray Beach 4th & 5th Avenue, LLC (incorporated by reference to Exhibit 6.11 of Regulation A Offering Statement on Form 1-A , Amendment No. 1 (File No. 024-10773) filed on December 22, 2017).
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.3 of Regulation A Offering Statement on Form 1-A , Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.5	Form of Registration Rights Agreement between iPic Entertainment, Inc., Village Roadshow Attractions, Inc., The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, and Hashemi Holdings, LLC (incorporated by reference to Exhibit 6.7 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.6	Form of Amended and Restated LLC Agreement of iPic Gold Class Holdings LLC (incorporated by reference to Exhibit 6.8 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.7	Form of Membership Unit Purchase Agreement between iPic Entertainment, Inc. and iPic Gold Class holdings LLC (incorporated by reference to Exhibit 6.9 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.8	Expense Reimbursement Agreement between iPic-Gold Class Entertainment, LLC, iPic Gold Class Holdings LLC and iPic Entertainment Inc. (incorporated by reference to Exhibit 6.10 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.9 #	Employment Agreement for Hamid Hashemi (incorporated by reference to Exhibit 6.14 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.10 #	Amendment to Employment Agreement for Hamid Hashemi (incorporated by reference to Exhibit 6.15 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.11	Second Amended and Restated Master Loan and Security Agreement with The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, dated February 1, 2018 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
10.12	Subscription Agreement by and between iPic Gold Class Holdings LLC and Regal/Atom Holdings, LLC, dated January 31, 2018 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
10.13 #	iPic Entertainment Inc. 2017 Equity Incentive Plan (as the amendment and restatement of the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan) (incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 (File No 333-222822) filed on February 1, 2018).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Crowe Horwath LLP, independent registered public accounting firm.
23.2*	Consent of Crowe Horwath LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

#	Denotes management compensation plan or contract

Item 16. Form 10-K Summary

The Company has chosen not to include a summary of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2018	iPic Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board

Date: May 1, 2018	iPic Entertainment Inc.

	By:	/s/ Paul Westra
Paul Westra
Chief Financial Officer and Treasurer

POWER OF ATTORNEY

We, the undersigned officers and directors of iPic Entertainment Inc., hereby severally constitute and appoint Hamid Hashemi and Paul Westra, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution in him for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Hashemi	Chief Executive Officer and Chairman of the Board	May 1, 2018
Hamid Hashemi	(principal executive officer)

/s/ Paul Westra	Chief Financial Officer and Treasurer	May 1, 2018
Paul Westra	(principal financial officer and principal accounting officer )

/s/ Robert Kirby	Director	May 1, 2018
Robert Kirby

/s/ George M. Philip	Director	May 1, 2018
George M. Philip

/s/ Ajay Bijli	Director	May 1, 2018
Ajay Bijli

/s/ Dana Messina	Director	May 1, 2018
Dana Messina