Form 10-Q
period 2018-03-31
iPic Entertainment Inc.
filed 2018-05-15
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will” and “would” or the negatives of these terms or other comparable terminology, but the absence of these particular words does not mean that a statement is not forward-looking.

You should read this Form 10-Q, and the documents that we reference herein, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Form 10-Q, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

Although the forward-looking statements in this Form 10-Q are based on our beliefs, assumptions and expectations, taking into account all information currently available to us, we cannot guarantee future transactions, results, performance, achievements or outcomes. No assurance can be made to any investor by anyone that the expectations reflected in our forward-looking statements will be attained. Should one or more of the risks or uncertainties referred to above and elsewhere in this Form 10-Q materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material and adverse respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

iPic Entertainment Inc.
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$13,379	$10,505
Accounts receivable	3,150	5,313
Inventories	1,155	1,198
Prepaid expenses	2,688	3,423

Total current assets	20,372	20,439

Property and equipment, net	139,357	141,166
Deposits	241	218
Convertible note receivable	250	250

Total assets	$160,220	$162,073

Liabilities, Redeemable Non-controlling Interests and Stockholders’ / Members’ Equity (Deficit)
Accounts payable	$10,066	$11,759
Accrued expenses	2,484	2,709
Accrued interest	3,809	7,078
Accrued payroll	6,549	5,361
Accrued insurance	1,029	1,214
Taxes payable	1,573	1,232
Deferred revenue	6,877	8,144
Total current liabilities	32,387	37,497

Long-term debt – related party	160,602	142,603
Notes payable to related parties	-	50,242
Deferred rent	50,456	50,826
Accrued interest – long-term	887	5,130
Other long-term liabilities	1,325	-

Total liabilities	245,657	286,298

Commitments and Contingencies (Note 7)

Redeemable non-controlling interests	122,893	-

Members’ deficit	-	(124,225)
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,248,159 issued and outstanding as of March 31, 2018	-	-
Class B Common Stock; $0.0001 par value; 25,000,000 shares authorized; 9,926,621 issued and outstanding as of March 31, 2018	1	-
Additional paid-in capital	(206,397)	-
Accumulated deficit	(1,934)	-

Total stockholders’ / members’ equity (deficit)	(208,330)	(124,225)

Total Liabilities, Redeemable Non-Controlling Interests and Stockholders’ / Members’ Equity (Deficit)	$160,220	$162,073

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share data and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Food and beverage	$19,992	$19,203
Theater	16,311	15,813
Other	959	557
Total revenues	37,262	35,573

Operating expenses
Cost of food and beverage	5,486	5,234
Cost of theater	6,245	6,335
Operating payroll and benefits	10,578	9,596
Occupancy expenses	4,676	4,378
Other operating expenses	7,608	6,803
General and administrative expenses	4,547	3,912
Equity-based compensation	8,568	-
Depreciation and amortization expense	4,840	4,718
Pre-opening expenses	-	632
Loss on abandonment of lease	1,839	-
Operating expenses	54,387	41,608

Operating loss	(17,125)	(6,035)

Other expense
Interest expense, net	(4,614)	(3,771)
Total other expense	(4,614)	(3,771)

Net loss before income tax expense	(21,739)	(9,806)

Income tax expense	22	22

Net loss	(21,761)	(9,828)
Less: Net loss attributable to non-controlling interests	(15,385)	-
Net loss attributable to iPic Entertainment Inc.	$(6,376)	$(9,828)

Net loss per Class A common share (Note 11)(1)
Basic	$(1.70)
Diluted	$(1.70)

Weighted-average number of Class A common shares outstanding (Note 11)(1)
Basic	1,135,437
Diluted	1,135,437

(1)Basic and diluted net loss per Class A common share is applicable only for periods after the Company’s IPO. See Note 11 “Net Loss per Share”.

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2018	2017

Cash (used in) provided by operating activities	$(10,626)	$492

Cash flows from investing activities:
Purchases of property and equipment	(3,570)	(7,942)

Net cash used in investing activities	(3,570)	(7,942)

Cash flows from financing activities:
Members’ contributions	2,500	-
Proceeds from issuance of common stock sold in initial public offering, net of offering costs	12,325	-
Repayment of notes payable to related parties	(15,000)	(83)
Repayment of short-term borrowings	(755)	(663)
Borrowings on long-term debt – related party	18,000	7,133

Net cash provided by financing activities	17,070	6,387

Net increase (decrease) in cash and cash equivalents	2,874	(1,063)
Cash and cash equivalents at the beginning of period	10,505	4,653

Cash and cash equivalents at the end of period	$13,379	$3,590

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,561	$183
Cash paid for income taxes	$22	$22

Supplemental disclosures of non-cash activity:
Property and equipment financed through liabilities	$183	$2,077
Insurance premiums financed through short term borrowings	$755	$663
Conversion of notes payable to related parties to equity	$37,157	$-

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.

Unaudited Condensed Consolidated Statement of Changes in Redeemable
Non-Controlling Interests and Stockholders’ / Members’ Equity (Deficit)

(In thousands, except share and per share data )

	Members’ Equity	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’/ Members’ Equity	Redeemable Non-Controlling
	(Deficit)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interest
Members’ deficit – December 31, 2017	$(124,225)	-	$-	-	$-	$-	$-	$(124,225)	$-
Activity prior to the initial public offering and related organizational transactions:
Net loss	(4,442)	-	-	-	-	-	-	(4,442)	-
Member’s contributions	2,500							2,500
Equity-based compensation	95	-	-	-	-	-	-	95	-
Effects of the initial public offering and related organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	-	818,429	-	-	-	1,375	-	1,375	10,948
Issuance of common stock		429,730	-	9,926,621	1	-	-	1
Conversion of notes payable and accrued interest	-		-		-	4,151		4,151	33,006
Allocation of equity to non-controlling interest in iPic-Gold Class Holdings, LLC	126,072	-	-	-	-	(14,083)	-	111,989	(111,989)
Activity subsequent to the initial public offering and related organizational transactions:
Net loss	-	-	-	-	-	-	(1,934)	(1,934)	(15,385)
Equity-based compensation	-	-	-	-	-	946	-	946	7,527
Remeasurement of redeemable non-controlling interests						(198,786)		(198,786)	198,786
Equity (Deficit) – March 31, 2018	$0	1,248,159	$-	9,926,621	$1	$(206,397)	$(1,934)	$(208,330)	$122,893

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2018 and 2017

($ in thousands, except share and per share data)

NOTE 1 — Organization and Summary of Significant Accounting Policies

Organization

iPic Entertainment Inc. (“iPic”) was formed as a Delaware Corporation on October 18, 2017. iPic was formed for the purpose of completing an initial public offering (“IPO”) and related transactions in order to carry on the business of iPic-Gold Class Entertainment, LLC (“iPic-Gold Class”) and its subsidiaries. The IPO occurred on February 1, 2018;  refer to Note 2 “Initial Public Offering” for details of the IPO and the related transactions. Additionally, iPic-Gold Class Holdings LLC (“Holdings”) was formed as a Delaware limited liability company on December 22, 2017, to hold the equity interests in iPic-Gold Class. As of the completion of the IPO and related transactions, iPic is the sole managing member of Holdings, and Holdings is the sole managing member of iPic-Gold Class and its subsidiaries. iPic-Gold Class and its subsidiaries continue to conduct the business conducted by these subsidiaries prior to the IPO and related transactions. Prior to the consummation of the IPO, iPic had no operations or activities.

Holdings is considered a variable interest entity (“VIE”) of iPic Entertainment Inc. iPic is the primary beneficiary due to the following factors: it has an economic interest in Holdings, it is the sole managing member, and it has decision-making authority that significantly affects the economic performance of the entity, while the non-controlling interest holders have no substantive kick-out or participating rights. As a result, Holdings is consolidated as part of iPic. The assets and liabilities of Holdings represent all of our consolidated assets and liabilities.

As a result of the IPO and the related transactions on February 1, 2018, iPic consolidates the financial results of Holdings and iPic-Gold Class and its subsidiaries with its financial results and reports non-controlling interests to reflect the interests of Common Units (as defined below in Note 2 “Initial Public Offering”) of Holdings held by parties other than iPic. iPic-Gold Class has been determined to be the predecessor for accounting purposes and, accordingly, the unaudited condensed consolidated financial statements for periods prior to the IPO and Organizational Transactions (as defined below in Note 2 “Initial Public Offering”) have been adjusted to combine the previously separate entities for presentation purposes. Amounts as of December 31, 2017, for the period from January 1, 2018 to January 31, 2018, and for the three months ended March 31, 2017 presented in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements herein represent the historical operations of iPic-Gold Class. The amounts for the period from February 1, 2018 through March 31, 2018 reflect the consolidated operations of the Company. iPic and its subsidiaries are collectively referred to throughout the unaudited condensed consolidated financial statements and related notes as the “Company”, “we”, “our” or “us”.

Principles of Consolidation

The accompanying (a) unaudited condensed  consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements that included explanatory going concern language in the independent registered public accounting firm’s report accompanying those statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated  financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the financial position of the Company as of March 31, 2018, the results of operations for the three month periods ended March 31, 2018 and 2017 and the cash flows for the three month periods ended March 31, 2018 and 2017, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2017.

All significant intercompany balances and transactions have been eliminated in consolidation. Due to the seasonal nature of the Company’s business, results for the periods presented are not necessarily indicative of the results to be expected for a full year. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

Seasonality

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films are usually released during the summer and the calendar year-end holiday season. Therefore, our business is subject to significant seasonal fluctuations, with higher attendance and revenues generally occurring during the summer months and year-end holiday season. As a result, our results of operations may vary significantly from quarter to quarter and from year to year.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include assessing the collectability of accounts receivable, breakage on gift cards and the useful life and impairment of long-lived assets. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Locations

At March 31, 2018 and 2017, the Company operated a total of fifteen cinemas in the following locations throughout the United States:

● Glendale, Wisconsin[1]	● Scottsdale, Arizona
● Pasadena, California	● Bolingbrook, Illinois
● Austin, Texas	● South Barrington, Illinois
● Fairview, Texas	● Los Angeles, California
● Boca Raton, Florida	● Houston, Texas
● Bethesda, Maryland	● Fort Lee, New Jersey
● North Miami, Florida	● New York, New York
● Redmond, Washington	● Dobbs Ferry, New York[2]

1 Location was closed in the first quarter of 2018. Refer to Note 3 “Property and Equipment”.

2 Location was opened in the second quarter of 2017.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 permits the use of either the retrospective or modified retrospective transition method. The original effective date for ASU No. 2014-09 has been deferred and is now effective for public business entities, certain non-for-profit entities, and certain employee benefit plans for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. The Company believes that the adoption of ASU No. 2014-09 will primarily impact its accounting for its membership program, gift cards, customer incentives and amounts recorded as deferred revenue. The Company is continuing to further evaluate the full impact that ASU No. 2014-09 will have on its unaudited condensed consolidated financial statements and related disclosures. To that end, the Company has begun conducting initial analyses to determine necessary adjustments to existing accounting policies and to support an evaluation of the impact of ASU No. 2014-09 on the Company’s unaudited condensed consolidated results of operations and financial position.

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

In February 2016, the FASB codified Accounting Standards Codification (“ASC”) Topic No. 842, Leases, which requires companies to present substantially all leases on their balance sheets but continue to recognize expenses on their income statements in a manner similar to today’s accounting. The new guidance also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expenses expected to be recognized from existing leases. The new guidance requires companies to adopt its provisions by modified retrospective adoption and will be effective for public business entities for years beginning after December 15, 2018, including interim periods within those years. Nonpublic business entities should apply the amendments for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted for all entities upon issuance. In January 2018, the FASB issued ASU No. 2018-01, as an amendment to ASC Topic No. 842, Leases, which is a land easement practical expedient. If the Company elects to use this practical expedient, the Company would evaluate new or modified land easements under this ASU beginning at the date of adoption. The Company is currently evaluating the impacts this new guidance will have on its unaudited condensed consolidated financial statements. The Company currently expects that the majority of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company expects that adoption will result in a material increase in the assets and liabilities presented in its unaudited condensed consolidated balance sheets.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), to provide guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company adopted this pronouncement for our fiscal year beginning January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480) And Derivatives And Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480) And Derivatives And Hedging (Topic 815) recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of the ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the impact that ASU No. 2017-11 will have on its unaudited condensed consolidated financial statements.

Note 2 — Initial public offering

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

Organizational Transactions

Immediately prior to or in connection with the closing of our IPO on February 1, 2018, we and the pre-IPO owners of iPic-Gold Class (the “Original iPic Equity Owners ”) consummated the following organizational transactions (the “Organizational Transactions”):

●	All of the membership interests in iPic-Gold Class were contributed by the Original iPic Equity Owners to Holdings in exchange for all of the membership interests in Holdings (the “LLC Interests”), following which iPic-Gold Class became 100% owned and controlled by Holdings;
●	We amended and restated the limited liability company agreement of Holdings (the “Holdings LLC Agreement”), to, among other things, provide for the organizational structure described below under “Organizational Structure Following the IPO”;
●	We amended and restated the limited liability company agreement of iPic-Gold Class to appoint Holdings as the sole managing member of iPic-Gold Class and to reflect iPic-Gold Class’s status as a wholly-owned subsidiary of Holdings;
●	Certain of the Original iPic Equity Owners transferred the LLC Interests that they held in Holdings to certain direct or indirect members of such Original iPic Equity Owners. The recipients of these LLC Interests, together with the Original iPic Equity Owners that did not transfer any of the LLC Interests that they held in Holdings, are collectively referred to herein as the “Continuing iPic Equity Owners”;
●	We amended and restated iPic’s Certificate of Incorporation to, among other things, (i) provide for Class A Common Stock and Class B Common Stock and (ii) issue shares of Class B Common Stock to the Continuing iPic Equity Owners, on a one-to-one basis with the number of LLC Interests they owned, for nominal consideration;
●	We issued 818,429 shares of our Class A Common Stock to the purchasers in the IPO in exchange for net proceeds of approximately $13,600 at $18.50 per share, after deducting selling agents’ discounts and commissions but before offering expenses payable by us.;
●	We used all of the net proceeds from the IPO to purchase newly-issued LLC Interests from Holdings at a purchase price per interest equal to the net proceeds, before expenses, to us per share of Class A Common Stock, collectively representing 7.32% of Holdings’ outstanding LLC Interests; and
●	We issued 429,730 shares of our Class A Common Stock to certain Continuing iPic Equity Owners in exchange for an equivalent number our Class B Common Stock and LLC Interests they owned.

Organizational Structure Following the IPO

Immediately following the completion of the IPO:

●	iPic is the sole manager of Holdings, and Holdings is the sole managing member of iPic-Gold Class. iPic, therefore, directly or indirectly controls the business and affairs of, and conducts its day-to-day business through, iPic-Gold Class and its subsidiaries;
●	iPic’s Amended and Restated Certificate of Incorporation and the Holdings LLC Agreement require that (i) we at all times maintain a ratio of one LLC Interest owned by us for each share of Class A Common Stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) Holdings at all times maintain (x) a one-to-one ratio between the number of shares of Class A Common Stock issued by us and the number of LLC Interests owned by us and (y) a one-to-one ratio between the number of shares of Class B Common Stock owned by the Continuing iPic Equity Owners and the number of LLC Interests owned by the Continuing iPic Equity Owners;
●	Class A Common Stockholders own 1,248,159 shares of Class A Common Stock, representing approximately 11.17% of the combined voting power of our Class A and Class B Common Stock, and participate in approximately 11.17% of the economic interest in Holdings; and
●	The Continuing iPic Equity Owners own (i) LLC Interests, representing 88.83% of the economic interest in Holdings, and (ii) through their ownership of Class A and Class B Common Stock, approximately 92.68% of the combined voting power of our Class A and Class B Common Stock. Following the IPO, each LLC Interest held by the Continuing iPic Equity Owners is redeemable, at the election of such members, for, at our option, newly-issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of such election by a Continuing iPic Equity Owner, we may, at our option, instead effect a direct exchange of cash or Class A Common Stock for such LLC Interests in lieu of such a redemption. Any such redemption or exchange is required to be in accordance with the terms of the Holdings LLC Agreement. When a Continuing iPic Equity Owner’s LLC Interests are redeemed or exchanged, we will cancel the number of shares of Class B Common Stock held by such Continuing iPic Equity Owner equal to the number of LLC Interests of such Continuing iPic Equity Owner that were redeemed or exchanged. The decisions made by us are made by our board of directors, which currently includes directors who hold LLC Interests or are affiliated with holders of LLC Interests and may include additional directors with similar affiliations in the future.

Although we own a minority economic interest in Holdings, we have the sole voting interest in, and control the management of Holdings and, indirectly, iPic-Gold Class. As a result, we consolidated on February 1, 2018  both Holdings and iPic-Gold Class in our unaudited condensed consolidated financial statements and will report non-controlling interests related to the LLC Interests held by the Continuing iPic Equity Owners on our unaudited condensed consolidated financial statements.

Issuance of Warrants

On February 1, 2018, upon the closing of the IPO, the Company issued certain warrants to the selling agents (the “Selling Agents’ Warrants”) to purchase a number of shares of the Common Stock equal to 2.2% of the total shares of the Common Stock sold in the IPO. This equated to a total of 18,005 shares. The Selling Agents’ Warrants are exercisable commencing approximately 13 months after the date of the applicable closing, and be exercisable for three and a half years after such date. The Selling Agents’ Warrants are not redeemable by the Company. The exercise price for the Selling Agents’ Warrants is $23.125 which equals 125% of the public offering price of $18.50. The fair value of the warrants of $90 was offset against the proceeds received from the IPO.

Note 3 — VARIABLE INTEREST ENTITIES

In May 2017, certain members of the Company established a limited liability company, iPic-Delray Investment, LLC (“Delray”) which has a 50% ownership in a joint venture, Delray Beach 4th and 5th Avenue Developer, LLC (Developer”). Developer owns 8% of a limited liability company, Delray Beach 4th and 5th Avenue Holdings, LLC (“4th and 5th Avenue Holdings”) that is developing an area in Delray Beach, Florida to include a theater complex, office space, retail shops and parking garages. The Company will be the lessee of the theater and a portion of the office space, which will serve as the Company’s new headquarters. In total, the Company will lease approximately 65% of the available property.

In May 2017, the Company distributed construction in progress with a cost basis of approximately $2,300, primarily consisting of pre-development costs that had been incurred to date, to certain of its members (the owners of Delray). Those members in turn contributed those assets to Delray in exchange for their ownership interest. Delray then contributed those assets to Developer and 4th and 5th Avenue Holdings in exchange for its ownership interests in those entities. These capital contributions were determined to have an estimated fair value of approximately $6,400. As the fair value exceeded the contribution required to acquire Delray’s ownership in Developer and 4th and 5th Avenue Holdings, cash totaling approximately $4,000 was paid by the 92% owners of 4th and 5th Avenue Holdings to Developer as an initial distribution upon formation of the respective entities. Of this amount, approximately $3,400 was distributed by Developer to Delray, which Delray distributed to its owners. Delray’s owners then contributed this cash back to the Company. The distribution of assets was accounted for by the Company at carryover basis with a resulting increase in equity resulting from the difference between the cash received from its members and the cost basis of the assets distributed.

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

Developer and 4th and 5th Avenue Holdings were also determined by the Company to be VIE’s because their total equity at risk is not sufficient to finance their activities without additional subordinated financial support from any entities. The Company’s involvement with these entities consists of assisting in the formation and financing of the entities, providing recourse and/or liquidity support if necessary, and receiving fees for services provided under the shared services agreement through the development management agreement. Based on the Company’s qualitative analysis, including consideration of the related party nature of the entities involved, the Company is not required to consolidate Developer because power is shared 50/50 under the terms of the joint venture agreement. In addition, based on the Company’s qualitative analysis, the Company is not required to consolidate 4th and 5th Avenue Holdings because the nature of the Company’s involvement with the activities of 4th and 5th Avenue Holdings does not give it the power over decisions that most significantly impact 4th and 5th Avenue Holdings’ economic performance.

The Company’s largest exposure to any single unconsolidated VIE is its responsibility to act under the completion guaranty whereby the Company is obligated to cover certain losses or additional capital calls required by Delray until the completion of the development of the project related to its ownership in Developer. Of this amount, the Company would be responsible for half with the other half being guaranteed by an affiliate of the other 50% owner of Developer. As of March 31, 2108 and December 31, 2017, the value of this potential guarantee was determined to be nominal, as the probability of the Company’s requirement to act under the guarantee was determined to be remote. The Company did not hold any assets or liabilities in any of the unconsolidated VIEs as of March 31, 2108 and December 31, 2017. The Company will continue to evaluate its relationships to these VIEs on an ongoing basis.

Note 4 — Property And Equipment

Property and equipment, net consists of the following:

	March 31, 2018	December 31, 2017
Leasehold improvements	$137,445	$137,675
Furniture, fixtures and office equipment	56,891	53,888
Construction in progress (site development)	2,418	2,124
Projection equipment and screens	12,303	12,330
Computer hardware and software	6,975	6,983
	216,032	213,000
Less: accumulated depreciation and amortization	(76,675)	(71,834)
Total	$139,357	$141,166

After a detailed review of all seven locations with Generation I auditoriums, the Company decided against reinvestment at its Glendale, Wisconsin location, where the Bayshore Mall was placed into receivership. The Company instead announced the closing of this location effective March 8, 2018.  The decision to close the location was made during an all-hands conference call on March 5, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of the site during the first quarter of 2018. The Company evaluated the long-lived assets at its Glendale location at December 31, 2017 and determined that the long-lived assets with a carrying value of $428 were no longer recoverable. Consequently, the assets were written down to $0.

The remaining   minimum lease obligation at the date of closure was approximately $4,100 over the next seven years.

The Company has established a liability of $1,839 for the remaining lease obligation associated with the Glendale location. In the accompanying unaudited condensed consolidated balance sheets, the current portion of the lease liability is included with “Accrued expenses” and the long-term portion is included in “Other long-term liabilities”. As of March 31, 2018, the future lease obligation was recorded at present value and discounted at an annual rate of 13%.   Sublease payments were anticipated to be received 24 months from the abandonment date. The sublease payments were estimated to be 50% less than the Company’s lease payment obligation through the remainder of the lease.

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the three months ended March 31, 2018 and 2017, the Company incurred interest costs totaling $4,614 and $3,907, respectively, of which $0 and $136 was capitalized, respectively.

NOTE 5 — BORROWINGS

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	March 31, 2018	December 31, 2017
5.00% VR iPic Finance, LLC notes	$--	$16,125
5.00% VR iPic Finance, LLC demand notes	--	14,461
10.50% Village Roadshow Attractions USA, Inc. notes	--	15,000
5.00% Village Roadshow Attractions USA, Inc. notes	--	1,071
5.00% iPic Holdings, LLC notes	--	547
5.00% Regal/Atom Holdings, LLC note	--	3,038
Total	$--	$50,242

The 5% notes plus accrued interest totaling $37,157 on February 1, 2018 were converted to equity to satisfy the holders’ capital call in accordance with the iPic-Gold Class LLC Agreement prior to the IPO.

The 10.50% Village Roadshow Attractions USA, Inc note for $15,000 plus the minimum interest payable of $3,000 was refinanced through additional borrowings under the non-revolving credit facility.

Long-Term Debt — Related Party

The Company has a $225,828 non-revolving credit facility (“the Non-revolving Credit Facility”) with the Teachers’ Retirement System of Alabama (the “TRSA”) and The Employees’ Retirement System of Alabama (the “ERSA”) (the TRSA and the ERSA are known collectively as the “RSA”). The terms of the facility provide that the Company can borrow under the facility for a thirteen-year period commencing September 30, 2010   in three tranches (hereinafter, “Tranche 1”, “Tranche 2”, and “Tranche 3”). Proceeds of the loans are used for eligible construction costs.

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of March 31, 2018 and December 31, 2017. Of the total commitment amounts of $186,000 available in Tranche 3, $120,774 and $102,775 were borrowed against Tranche 3 as of March 31, 2018 and December 31, 2017, respectively. The remaining availability requires the Company to achieve certain operating targets to continue borrowing.

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

The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at March 31, 2018 and December 31, 2017) and the effective interest rate of 6.95% is $887 and $976 at March 31, 2018 and December 31, 2017, respectively, and is recorded in “Accrued interest - long-term ” in the accompanying unaudited condensed consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

Short-Term Financing

The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At March 31, 2018 and December 31, 2017, the Company’s obligation under premium financing arrangements was $1,029 and $1,214, respectively, and is included in accrued insurance in the accompanying unaudited condensed consolidated balance sheets.

NOTE 6 — EQUITY

Redeemable Non-controlling Interests

Immediately following the IPO, each LLC Interest held by the Continuing iPic Equity Owners is redeemable, at the election of such members, for, at the option of the majority of the Company’s Board of Directors, newly-issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). If iPic decides to make a cash payment, the Continuing iPic Equity Owners have the option to rescind the redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its LLC Interests to Holdings for cancellation. If iPic does not make an election between share or cash settlement within a prescribed period, then it is deemed to have elected share settlement. Holders of the Class B Common Stock are not entitled to distributions or dividends, whether cash or stock, and have no economic interest in iPic Entertainment Inc. Holders of Class B Common Stock are entitled to cast one vote per share, with the number of shares of Class B Common Stock held by each Continuing iPic Equity Owner equivalent to the number of LLC Interests held by such Continuing iPic Equity Owner.

As of March 31, 2018, the non-controlling interests were considered to be redeemable, and therefore as of the balance sheet date, the Company adjusted the value of the interests to the full redemption amount. As noted in the Holdings LLC agreement, the redemption amount is based on the volume weighted average market price (“VWAMP”) of the Class A shares of iPic Entertainment Inc. for the last five days of the period prior to redemption. At March 31, 2018, the VWAMP was approximately $12.38 resulting in a redemption amount of approximately $122,893. The Company has recorded the difference between the initial carrying amount of non-controlling interests and the current redeemable value, $198,786, as an increase to redeemable non-controlling interests and a corresponding decrease to additional paid-in capital.

Private Placement

On February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 in April 2017.

2017 Equity Incentive Plan

In connection with the IPO and related transactions, the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan”), was migrated to iPic Entertainment Inc. and any awards granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic. Under the plan, equity awards may be made in respect of 1,600,000 iPic shares, and the number of authorized shares is subject to automatic increases which begin in fiscal year 2019. Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights and share awards. As of March 31, 2018, iPic Entertainment Inc had granted 955,300 Non-Qualified Options with an exercise price of $18.13 per share. The migration of the 2017 Equity Incentive Plan did not result in any changes to the terms and conditions, therefore no modification was deemed to have occurred.

Each Incentive Option and Non-Qualified Option (as defined by Section 422 of the Internal Revenue Code of 1986, collectively “Options”) contains the following material terms:

(i)	the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than the greater of (i) the par value of the stock and (ii) 100% of the Fair Market Value (defined as the closing price at the close of the primary trading session of the units on the date immediately prior to the date of the grant on the principal national security exchange on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if there is a grant of an incentive option to a recipient of the owns more than ten percent (10%) of the total combined voting power of all classes of securities of the Company, the exercise price shall be at least 110% of the Fair Market Value;
(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee.
(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient
(v)	to the extent that the aggregate Fair Market Value of Incentive Options granted under the Plan are exercisable by a participant for the first time during any calendar year exceeds $100, such Incentive Options shall be treated as Non-Qualified Options.; and
(vi)	with respect to Options granted to a director, the aggregate number of units that may be issued under the Plan in any calendar year to an individual Director may not exceed that number of shares representing a Fair Market Value equal to the positive difference, if any, between $300, and the aggregate value of any annual cash retainer paid to the director.

Incentive stock options

The following is a summary of the Company’s Non-Qualified Options (as defined by Section 422 of the Internal Revenue Code of 1986, “Options”) activity:

	Options	Weighted Average Grant Date Fair Value Per Option	Weighted Average Exercise Price per Option
Outstanding - December 31, 2017	955,300	$4.58	$18.13
Exercisable - December 31, 2017	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – March 31, 2018	955,300	$4.58	$18.13
Exercisable – March 31, 2018	10,300	$4.58	$18.13

As at March 31, 2018, the weighted average remaining contractual term of Options outstanding was 10 years.

At March 31, 2018, the total intrinsic value of the Options outstanding was $0.  A total of 10,300 Options were vested as of March 31, 2018.

The Company recognized an aggregate of $333 and $0 in compensation expense during the three months ended March 31, 2018 and 2017, respectively, related to the Option awards.  At March 31, 2018, unrecognized stock-based compensation was $4,063 for the Options.

The fair value of the Options issued during the year ended December 31, 2017 were estimated using a Black-Scholes Options Pricing Model. For clarity, the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded and therefore the expected option term is calculated based on the simplified method, which results in an expected term based on the midpoint between the vesting date and the contractual term of the option.

Restricted stock units

On December 6, 2017 iPic granted 483,864 Restricted Stock Units (“RSUs”) to our named executive officers and certain other employees. The awards contained no future service requirement and fully vested when the IPO occurred. Therefore, during the period ended March 31, 2018, the Company recognized compensation expense related to these RSUs of approximately $8, 235. The average grant date fair value of the RSUs was $17.02. At March 31, 2018 there was no unrecognized compensation costs related to the RSUs.

The RSUs will remain outstanding until the issuance of Class A shares on two different settlement dates. A total of 247,755 of the RSUs will be exchanged for Class A shares on May 15, 2018 and 236,109 of the RSUs will be exchanged for Class A shares on May 15, 2019.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

At March 31, 2018, future minimum payments under non-cancelable operating leases are as follows.

2018 – 2019	$19,515
2019 – 2020	21,886
2020 – 2021	22,862
2021 – 2022	23,457
2022 – 2023	23,728
Thereafter	257,960

$369,408

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the three months ended March 31 was as follows:

	2018	2017
Minimum rentals	$4,136	$3,620
Contingent rentals	--	(19)

	$4,136	$3,601

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

NOTE 8 — INCOME TAXES

	Three Months Ended March 31,
	2018	2017
Pre-tax book income (loss)	$(21,739)	$(9,806)
Less: net loss prior to the Organizational Transactions	4,442	-
Less: net loss attributable to non-controlling interests	15,385	-
Income attributable to iPic before income taxes	$(1,912)	$(9,806)

Income taxes at U.S. federal statutory rate	$(402)	$(3,432)
State and local income taxes, net of federal benefit	(64)	(342)
Increase in valuation allowance	488	-
LLC flow-through structure	-	3,796
Income Tax Expense	$22	$22

We file U.S federal and state income tax returns in jurisdictions with varying statutes of limitations. As of March 31, 2018, the 2014 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination. The Company currently does not have any income tax audits in process.

Upon completion of the IPO on February 1, 2018, iPic Entertainment Inc. is subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of iPic-Gold Class and 100% economic owner). Prior to this date, and as noted in Note 1 “Organization and Summary of Significant Accounting Policies”, iPic-Gold Class was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of iPic-Gold Class is ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where iPic-Gold Class was subject to income taxes.

NOTE 9 — MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the three months ended March 31, 2018 of $21,761. In addition, the Company’s liabilities exceeded its assets by $85,437 and a working capital deficit of $12,015 at March 31, 2018.

The Company had cash and cash equivalents of $13,379 at March 31, 2018 and used approximately $10,626  in cash flows from operating activities for the three months ended March 31, 2018.

The  Company’s ability to continue as a going-concern is dependent on its ability to generate sufficient cash from operating activities, which is subject to achieving its operating plans, and the continued availability of funding sources. The main sources of funding are expected to be the RSA non-revolving credit facility and equity financing.

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

Consequently, due to the continued operating losses, negative working capital, negative cash flows from operating activities  and lack of access to additional funding through debt or equity infusions, management has determined that these matters raise substantial doubt about the Company’s ability to continue as a going concern. To meet our capital and operating needs, the Company is considering multiple alternatives, including, but not limited to, equity financings, debt financings and other funding transactions, as well as operational changes to increase revenues. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing or cause substantial dilution for stockholders, in the case of equity financing.

NOTE 10 — NON-CONTROLLING INTERESTS

As a result of the IPO and Organizational Transactions described in Note 2 “Initial Public Offering”, 11.17% of Holdings’ ownership interest is held by iPic Entertainment Inc. Non-controlling interests represent the Holdings’ ownership interests not held by iPic Entertainment Inc. The ownership is summarized as follows:

	March 31, 2018
	Units	Ownership %
iPic Entertainment Inc.’s ownership of common units	1,248,159	11.17%
Non-controlling interest holders’ ownership of common units	9,926,621	88.83%
Total common units	11,174,780	100.00%

The Company uses the weighted-average ownership percentages during the period to calculate the pretax income or loss attributable to iPic Entertainment Inc. and the non-controlling interest holders of Holdings.

NOTE 11 — NET LOSS PER SHARE

The Company computed net loss per share only for the period our common stock was outstanding during 2018, referred to as the “Post-IPO Period”. We have defined the Post-IPO Period as February 1, 2018, the date our shares began trading on the NASDAQ, through March 31, 2018, or 59 days of activity for the reporting period ended March 31, 2018. Basic net loss per share is computed by dividing the net loss attributable to Class A Common Stockholders for the Post-IPO Period by the weighted-average number of shares of Class A Common Stock outstanding during the Post-IPO Period. The weighted average number of Restricted Stock Units to be settled in 483,864 shares of Class A Common Stock became fully vested on the IPO date, and will be settled at May 15, 2018 or 2019. Prior to the IPO, the iPic-Gold Class membership structure included membership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per unit information has not been presented for periods prior to the IPO on February 1, 2018.

Diluted net loss per share is computed by adjusting the net loss available to Class A Common Stockholders and the weighted-average number of shares of Class A Common Stock outstanding to give effect to potentially dilutive securities. Shares of Class B Common Stock issued do not participate in earnings of the Company. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of computing net loss per share. Class B Common Stockholders have the option to exchange an equivalent number of LLC Interests of Holdings for Class A Common Stock of iPic Entertainment Inc. maintaining a one-to-one ratio. Therefore, the equivalent number of shares of Class A Common Stock could be issuable in exchange for the Class B Common Stockholders’ LLC Interests of Holdings.

Basic and diluted loss per share/unit for the period ended March 31, 2018:

February 1, 2018 through March 31, 2018
Numerator:
Net loss attributable to iPic Entertainment Inc. – Actual Dollars	$(1,934,412)

Denominator:
Class A Common Stock - 1,248,159 issued on February 1, 2018 and outstanding at March 31, 2018 (59 days outstanding/90 days in the period)	818,237
Restricted Stock Units - 483,864 at February 1, 2018 and outstanding at March 31, 2018 (59 days/90 days)	317,200
Weighted-average Class A common shares outstanding for the period ended March 31, 2018	1,135,437

Net loss per Class A common share — basic and diluted	$(1.70)

The Company has issued potentially dilutive instruments in the form of our Non-Qualified Options granted to our employees and directors and LLC Interests. In addition, warrants were issued to selling agents upon completion of the IPO for services rendered. The Company did not include any of these instruments in its calculation of diluted net loss per share during the period because to include them would be anti-dilutive due to the Company’s loss from operations during the period.

The following table summarizes the types of potentially dilutive securities outstanding as of March 31, 2018:

March 31, 2018

LLC Interests	9,926,621
Non-Qualified Options	955,300
Selling Agents’ Warrants	18,005
Total	10,899,926

NOTE 12 — SUBSEQUENT EVENTS

On April 27, 2018 we received a limited waiver permitting us to borrow on the Non-Revolving Credit Facility for all planned 2018 remodeling projects and our new build project in Delray Beach, Florida.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 13 and 14 stores at the end of March 2017 and March 2018, respectively. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales-mix changes.

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

Food and Beverage Revenue is our largest source of revenue, amounting to $20.0 million for the three months ended March 31, 2018. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and concepts as described in our restaurant brands section. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

Theater Revenue is our second largest source of revenue, amounting to $16.3 million for the three months ended March 31, 2018. We predominantly license first-run films from major distributors through direct negotiation. All of our theaters are equipped to offer content in 2D and 3D format. Theater revenue depends largely on timing and popularity of films released by distributors, so revenues attributed to any one particular distributor can vary significantly from year to year based on content. Theater revenue includes revenue from all sponsorship activities, advertising, rental of auditoriums for private functions, live shows, gaming events, academy screenings, corporate functions, corporate rentals, other revenue-generating showings, and other fees.

Other Revenue amounted to $1.0 million for the three months ended March 31, 2018. Other revenue includes membership revenue, bowling, parking and valet, and gift card breakage.

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

Income Taxes: Upon completion of the IPO on February 1, 2018, iPic Entertainment Inc. is subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of iPic-Gold Class and 100% economic owner). Historically, we filed our income tax returns as a limited liability company, and have been taxed as a partnership for U.S. federal and state income tax purposes. Accordingly, each item of our income, gain, loss, deduction or credit has been ultimately reportable by our members on their individual tax returns, except in certain states and local jurisdictions where we have been subject to income taxes. As such, we have not recorded a provision for federal income taxes or for taxes in states and local jurisdictions that do not assess taxes at the entity level.

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

We recognize interest and penalties related to income tax matters in income tax expense. We have no amounts accrued for interest or penalties at March 31, 2018 and March 31, 2017. We do not expect the total amount of unrecognized tax benefits to significantly change in the next year.

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

Result of Operations

The following table presents the results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

$ in thousands

	Three months ended
	March 31, 2018	March 31, 2017

Revenues
Food and beverage	$19,992	$19,203
Theater	16,311	15,813
Other	959	557
Total revenues	37,262	35,573

Operating expenses
Cost of food and beverage	5,486	5,234
Cost of theater	6,245	6,335
Operating payroll and benefits	10,578	9,596
Occupancy expenses	4,676	4,378
Other operating expenses	7,608	6,803
General and administrative expenses	4,547	3,912
Equity-based compensation	8,568	-
Depreciation and amortization expense	4,840	4,718
Pre-opening expenses	-	632
Loss on abandonment of lease	1,839	-
Operating expenses	54,387	41,608

Operating loss	(17,125)	(6,035)

Other expense
Interest expense, net	(4,614)	(3,771)
Total other expense	(4,614)	(3,771)

Net loss before income tax expense	(21,739)	(9,806)

Income tax expense	22	22

Net loss	(21,761)	(9,828)
Less: Net loss attributable to non-controlling interests	(15,385)	-
Net loss attributable to iPic Entertainment, Inc.	$(6,376)	$(9,828)

The following table presents the components of our results of operations for the periods indicated as a percentage of revenue:

As a Percent of Total Revenue

	March 31, 2018	March 31, 2017

Revenues
Food and beverage	53.7%	54.0%
Theater	43.8%	44.5%
Other	2.6%	1.6%
Total revenues	100.0%	100.0%

Operating expenses
Cost of food and beverage	14.7%	14.7%
Cost of theater	16.8%	17.8%
Operating payroll and benefits	28.4%	27.0%
Occupancy expenses	12.5%	12.3%
Other operating expenses	20.4%	19.1%
General and administrative expenses	12.2%	11.0%
Equity-based compensation	23.0%	0.0%
Depreciation and amortization expense	13.0%	13.3%
Pre-opening expenses	0.0%	1.8%
Loss on abandonment of lease	4.9%	0.0%
Operating expenses	146.0%	117.0%

Operating loss	(46.0)%	(17.0)%

Other expense
Interest expense, net	(12.4)%	(10.6)%
Total other expense	(12.4)%	(10.6)%

Net loss before income tax expense	(58.3)%	(27.6)%

Income tax expense	0.1%	0.1%

Net loss	(58.4)%	(27.6)%
Less: Net loss attributable to non-controlling interests	(41.3)%	0.0%
Net loss attributable to iPic Entertainment, Inc.	(17.1)%	(27.6)%

Period-to-Period Comparisons

We have incurred net losses and currently have negative cash flows from operating activities. We anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Three months ended March 31, 2018 versus March 31, 2017

Revenues

Total revenue for the three months ended March 31, 2018 increased by $1.7 million to $37.3 million, which represented a 4.7% increase in total revenue as compared to $35.6 million of revenue in the three months ended March 31, 2017. The $1.7 million increase in revenue was derived from the following sources: (i) $3.4 million from a net increase in year-over-year revenue from non-comparable stores, including Dobbs Ferry, NY, and in other revenue; and (ii) a $1.7 million or 5.1% decrease in comparable-store sales. Comparable store sales declined due to differences in film offerings, namely the release of Beauty and the Beast in 2017, which was the highest grossing film of all time in March.

Cost of Food and Beverage

In the three months ended March 31, 2018, cost of food and beverage increased by $0.3 million to $5.5 million (or to 27.4% of applicable revenue) from $5.2 million (or 27.3% of applicable revenue) in the three months ended March 31, 2017. The increase in food and beverage costs as a percent of applicable sales was due to the opening of our Dobbs Ferry location, partially offset by a 160 basis-point improvement in same-store margins.

Cost of Theater

In the three months ended March 31, 2018, cost of theater decreased by $0.1 million to $6.2 million (or to 38.3% of applicable revenue) from $6.3 million (or 40.1% of applicable revenue) in the three months ended March 31, 2017. Cost of theater decreased as a percentage of applicable sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the three months ended March 31, 2018, operating payroll and benefits increased by $1.0 million to $10.6 million (or to 28.4% of total revenue) from $9.6 million (or 27.0% of total revenue) in the three months ended March 31, 2017. The increase in operating payroll and benefits was derived from the following sources: (i) $0.9 million higher year-over-year labor costs from non-comparable stores including Dobbs Ferry, NY; and (ii) $0.1 million increase in labor costs at comparable stores. The year-over-year increase in operating payroll and benefits as a percentage of sales was due mainly from a combination of ramp-up inefficiencies at our non-comparable stores and from minimum wage and workers compensation rate increases.

Occupancy Expenses

In the three months ended March 31, 2018, occupancy expenses increased by $0.3 million to $4.7 million (or to 12.5% of total revenue) from $4.4 million (or 12.3% of total revenue) in the three months ended March 31, 2017. The increase in occupancy expenses was derived from the following sources: (i) $0.4 million in occupancy expenses associated with our non-comparable stores including Dobbs Ferry, NY; and (ii) $0.1 million decrease in occupancy expenses at comparable stores. The increase in occupancy expenses as percentage of sales was due to higher occupancy expenses at our non-comparable stores.

Other Operating Expenses

In the three months ended March 31, 2018, other operating expenses increased by $0.8 million to $7.6 million (or to 20.5% of total revenue) from $6.8 million (or 19.1% of total revenue) in the three months ended March 31, 2017. The increase in other operating expenses was derived from the following sources: (i) $0.5 million increase in other operating expenses associated with our non-comparable stores including Dobbs Ferry, NY; (ii) a $0.4 million increase in other operating expenses at comparable stores; and (iii) a $0.1 million decrease in non-recurring charges; from $0.7 million in the three months ending March 31, 2017 to $0.6 million in the three months ending March 31, 2018. The year-over-year increase in other operating expenses as a percentage of sales was due to production and staging costs for our live entertainment shows and an increased amount of repair and maintenance work across the circuit.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the three months ended March 31, 2018, general and administrative expenses increased by $0.6 million to $4.5 million (or 12.2% of total revenue) from $3.9 million (or 11.0% of total revenue) in the three months ended March 31, 2017. General and administrative expenses as a percent of total revenue increased due to additional staffing and overhead expenses relating to our newest locations including Dobbs Ferry, NY.

Equity-based Compensation Expenses

The three months ended March 31, 2018, equity-based compensation expenses increased by $8.6 million to $8.6 million from $0.0 million in the three months ended March 31, 2017.The increase was a result of the equity-based compensation expenses, related to Non-Qualified Options and Restricted Stock Units issued to employees as part of the IPO.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the three months ended March 31, 2018, depreciation and amortization expense increased by $0.1 million to $4.8 million from $4.7 million in the three months ended March 31, 2017. The majority of this increase was due to the depreciation from our new stores in Dobbs Ferry, NY.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the three months ended March 31, 2018, pre-opening expenses decreased by $0.6 million to $0.0 million from $0.6 million in the three months ended March 31, 2017, as we did not open any new stores.

Loss on Abandonment of Lease

In the three months ended March 31, 2018, loss on abandonment of lease increased by $1.8 million from $0.0 million in the three months ended March 31, 2017. This was due to $1.8 million in costs associated with lease abandonment at our Glendale, WI location. The Company announced the closing of this location effective March 8, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of site during the first quarter of 2018.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the three months ended March 31, 2018, interest expense increased by $0.8 million to $4.6 million from $3.8 million in the three months ended March 31, 2017. The increase in interest expense was a result of higher debt levels associated with the Non-Revolving Credit Facility for full-period financing charges associated with our newest locations, as well as, the additional interest owed to comply with the minimum interest payment, required to refinance a promissory note.

Income Tax Expense

In the three months ended March 31, 2018, income tax expense remained consistent with the income tax expense in the three months ended March 31, 2017. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Based upon our working capital deficiency of $12.0 million and net asset deficit of $85.4 million, as of March 31, 2018, we require and are actively exploring additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern.

In the three months ended March 31, 2018, working capital increased by $5.0 million, to a deficiency of $12.0 million at March 31, 2018, compared to a deficiency of $17.1 million at December 31, 2017. This increase stemmed largely from changes in accrued interest and deferred revenue during this period and the receipt of net proceeds of approximately $13.5 million from consummation of the IPO.

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

$ in thousands

	Three months ended
	March 31, 2018	March 31, 2017
Net cash provided by (used in) operating activities	$(10,626)	$492
Net cash used in investing activities	(3,570)	(7,942)
Net cash provided by financing activities	17,070	6,387
Net increase/(decrease) in cash	2,874	(1,063)
Cash at beginning of period	10,505	4,653
Cash at end of period	$13,379	$3,590

Operating Activities

We experienced cash flow from operating activities for the three months ended March 31, 2018 and for the three months ended March 31, 2017 of ($10.6) million and $0.5 million, respectively. The decrease in cash flows from operating activities for the 2018 period as compared to the 2017 period was caused by larger net losses and impacts of timing adjustments on accrued interest.

Investing Activities

During the three months ended March 31, 2018, net cash in the amount of $3.6 million was used in investing activities, while during the three months ended March 31, 2017, net cash used in investing activities was $7.9 million, primarily due to the construction of new sites.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 and the three months ended March 31, 2017 was $17.1 million and $6.4 million, respectively. During the three months ended March 31, 2018, $13.6 million of financing was provided by the issuance of common stock sold in the initial public offering. During the three months ended March 31, 2017, all of the financing activity was a result of net debt additions.

Critical Accounting Policies

We  make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, gift card income, income taxes and stock-based compensation as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the three months ended March 31, 2018.

Recent Accounting Pronouncements

Refer to Note 1 “Organization and Summary of Significant Accounting Policies” for a discussion of Recent Accounting Pronouncements.

NON-GAAP FINANCIAL MEASURES

Certain financial measures presented in this Form 10-Q, such as EBITDA, Adjusted EBITDA and Store-Level EBITDA are not recognized under accounting principles generally accepted in the United States, which we refer to as “GAAP.” We define these terms as follows:

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

You are encouraged to evaluate the adjustments we have made to GAAP financial measures and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Store-Level EBITDA, you should be aware that in the future we may incur income and expenses that are the same as or similar to some of the adjustments in this Form 10-Q.

EBITDA, Adjusted EBITDA and Store-Level EBITDA are included in this Report because they are key metrics used by management and our board of directors to assess our financial performance. EBITDA and Adjusted EBITDA are frequently used by analysts, investors and other interested parties to evaluate companies in our industry. Store-Level EBITDA is utilized to measure the performance of our locations, both individually and in entirety.

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

Non-GAAP Financial Measures

$ in thousands

	Three Months ended
	March 31, 2018	March 31, 2017

Net loss	$(21,761)	$(9,828)
Plus:
Interest expense	4,614	3,771
Income tax expense	22	22
Depreciation and amortization expense	4,840	4,718
EBITDA	(12,285)	(1,317)

Plus:
Pre-opening expenses	-	632
Equity-based compensation	8,568	-
Loss on abandonment of lease	1,839	-
Non-recurring charges	652	726
Adjusted EBITDA	(1,226)	41

Plus:
General and administrative expense	4,547	3,912
Store-Level EBITDA	$3,321	$3,953

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a–15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act). In designing and evaluating the company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our unaudited condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As previously disclosed in the Offering Circular we filed with the SEC pursuant to Rule 253(g)(2) under the Securities Act of 1933, as amended (File No. 024-10773) and as described in the “Risk Factors” section of our Form 10-K filed with the SEC on May 1, 2018, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we do not have an effective control environment because we do not have formalized internal control policies and procedures. We have also identified material weaknesses related to our lack of adequate review of complex accounting matters, improperly designed period end financial reporting controls, and improperly designed information technology controls.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date which is the later of the date we are an accelerated filer or a large accelerated filer, and the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Changes in internal control

There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 6 “Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements of the Company contained elsewhere in this Quarterly Report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.	Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 31, 2018, iPic-Gold Class Holdings LLC (“Holdings”) entered into a subscription agreement (the “Subscription Agreement”) with Regal/Atom Holdings, LLC, a Delaware limited liability company (“Regal”). Under the Subscription Agreement, Holdings issued to Regal 135,722 membership units of Holdings (the “Membership Units”) at a price per Membership Unit of $18.42 for aggregate consideration of $2,499,999.20. The offer and sale of the Membership Units described above was completed pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, Section 4(a)(2) thereof and Regulation D promulgated thereunder.

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

Item 3.	Defaults upon senior securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
3.2	Amended and Restated Bylaws of the Company, effective as of January 31, 2018 (incorporated by reference to Exhibit 3.2 of Current Report filed of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-8 (File No 333-222822) filed on February 1, 2018).
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.3 of Regulation A Offering Statement on Form 1-A , Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.2	Form of Registration Rights Agreement between iPic Entertainment, Inc., Village Roadshow Attractions, Inc., The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, and Hashemi Holdings, LLC (incorporated by reference to Exhibit 6.7 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.3	Form of Amended and Restated LLC Agreement of iPic Gold Class Holdings LLC (incorporated by reference to Exhibit 6.8 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.4	Form of Membership Unit Purchase Agreement between iPic Entertainment, Inc. and iPic Gold Class holdings LLC (incorporated by reference to Exhibit 6.9 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.5	Expense Reimbursement Agreement between iPic-Gold Class Entertainment, LLC, iPic Gold Class Holdings LLC and iPic Entertainment Inc. (incorporated by reference to Exhibit 6.10 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.6	Second Amended and Restated Master Loan and Security Agreement with The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, dated February 1, 2018 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
10.7	Subscription Agreement by and between iPic Gold Class Holdings LLC and Regal/Atom Holdings, LLC, dated January 31, 2018 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2018	iPic Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board

Date: May 15, 2018	iPic Entertainment Inc.

	By:	/s/ Paul Westra
Paul Westra
Chief Financial Officer

