Form 10-Q
period 2018-06-30
iPic Entertainment Inc.
filed 2018-08-09
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2018
Class A Common Stock, par value $0.0001 per share	7,112,974 shares
Class B Common Stock, par value $0.0001 per share	4,323,755 shares

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

You should not place undue reliance on forward looking statements. The cautionary statements identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

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

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

iPic Entertainment Inc.
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$6,642	$10,505
Accounts receivable	3,409	5,313
Inventories	1,205	1,198
Prepaid expenses	1,997	3,423

Total current assets	13,253	20,439

Property and equipment, net	138,134	141,166
Deposits	241	218
Convertible note receivable	250	250

Total assets	$151,878	$162,073

Liabilities, Redeemable Non-controlling Interests and Stockholders’ / Members’ Equity (Deficit)
Accounts payable	$10,450	$11,759
Accrued expenses	2,351	2,709
Accrued interest	-	7,078
Accrued payroll	5,513	5,361
Accrued insurance	585	1,214
Taxes payable	1,047	1,232
Deferred revenue	5,068	8,144
Total current liabilities	25,014	37,497

Long-term debt – related party	168,379	142,603
Notes payable to related parties	-	50,242
Deferred rent	50,162	50,826
Accrued interest – long-term	798	5,130
Other long-term liabilities	1,325	-

Total liabilities	245,678	286,298

Commitments and Contingencies (Note 7)

Redeemable non-controlling interests	79,315	-

Members’ deficit	-	(124,225)
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 1,510,108 issued and outstanding as of June 30, 2018	-	-
Class B Common Stock; $0.0001 par value; 25,000,000 shares authorized; 9,926,621 issued and outstanding as of June 30, 2018	1	-
Additional paid-in capital	(170,096)	-
Accumulated deficit	(3,020)	-

Total stockholders’ / members’ equity (deficit)	(173,115)	(124,225)

Total Liabilities, Redeemable Non-controlling Interests and Stockholders’ / Members’ Equity (Deficit)	$151,878	$162,073

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Six Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues
Food and beverage	$40,252	$37,701	$20,260	$18,498
Theater	32,773	30,780	16,462	14,967
Other	1,755	893	797	336
Total revenues	74,780	69,374	37,519	33,801

Operating expenses
Cost of food and beverage	10,718	10,307	5,231	5,073
Cost of theater	12,721	12,283	6,476	5,948
Operating payroll and benefits	19,598	18,906	9,020	9,309
Occupancy expenses	9,308	8,766	4,632	4,388
Other operating expenses	15,051	12,532	7,443	5,727
General and administrative expenses	9,359	6,639	4,812	2,727
Equity-based compensation	8,837	—	269	—
Depreciation and amortization expense	9,118	9,577	4,278	4,859
Pre-opening expenses	—	1,632	—	1,000
Impairment of property and equipment	—	3,332	—	3,332
Loss on abandonment of lease	1,839		—	—
Operating expenses	96,549	83,974	42,161	42,363

Operating loss	(21,769)	(14,600)	(4,642)	(8,562)

Other expense
Interest expense, net	(8,512)	(7,783)	(3,897)	(4,011)
Total other expense	(8,512)	(7,783)	(3,897)	(4,011)

Net loss before income tax expense	(30,281)	(22,383)	(8,539)	(12,573)

Income tax expense	43	43	22	22

Net loss	(30,324)	(22,426)	(8,561)	(12,595)
Less: Net loss attributable to non-controlling interests	(22,862)	—	(7,534)	—
Net loss attributable to iPic Entertainment Inc.	$(7,462)	$(22,426)	$(1,027)	$(12,595)

Net loss per Class A common share (Note 11)(1)
Basic	$(2.10)		$(0.59)
Diluted	$(2.10)		$(0.59)

Weighted-average number of Class A common shares outstanding (Note 11)(1)
Basic	1,435,885		1,733,031
Diluted	1,435,885		1,733,031

(1)	Basic and diluted net loss per Class A common share is applicable only for periods after the Company’s IPO. See Note 11 “Net Loss per Share”.

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2018	2017

Cash used in operating activities	$(14,412)	$(13,333)

Cash flows from investing activities:
Purchases of property and equipment	(6,078)	(11,395)
Investment in convertible note receivable	-	(250)

Net cash used in investing activities	(6,078)	(11,645)

Cash flows from financing activities:
Members’ contributions	2,500	12,057
Proceeds from issuance of common stock sold in initial public offering, net of offering costs	12,325	-
Repayment of notes payable to related parties	(15,000)	(208)
Repayment of short-term borrowings	(1,198)	-
Borrowings on long-term debt – related party	18,000	12,371

Net cash provided by financing activities	16,627	24,220

Net (decrease) in cash and cash equivalents	(3,863)	(758)
Cash and cash equivalents at the beginning of period	10,505	4,653

Cash and cash equivalents at the end of period	$6,642	$3,895

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,561	$7,552
Cash paid for income taxes	$87	$87

Supplemental disclosures of non-cash activity:
Property and equipment financed through liabilities	$730	$949
Insurance premiums financed through short term borrowings	$1,198	$-
Interest payment-in-kind	$7,776	$-
Conversion of notes payable to related parties to equity	$37,157	$-
Non-cash capital distributions	$-	$(2,270)

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.

Unaudited Condensed Consolidated Statements of Changes in Redeemable
Non-controlling Interests and Stockholders’ / Members’ Equity (Deficit)

(In thousands, except share and per share data)

	Members’ Equity	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’/ Members’ Equity	Redeemable Non-controlling
	(Deficit)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	Interests
Equity (Deficit) – December 31, 2017	$(124,225)	-	$-	-	$-	$-	$-	$(124,225)	$-
Activity prior to the initial public offering and related organizational transactions:
Net loss	(4,442)	-	-	-	-	-	-	(4,442)	-
Members’ contributions	2,500							2,500
Equity-based compensation	95	-	-	-	-	-	-	95	-
Effects of the initial public offering and related organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	-	818,429	-	-	-	1,375	-	1,375	10,948
Issuance of common stock		429,730	-	9,926,621	1	-	-	1
Conversion of notes payable and accrued interest	-		-		-	4,151		4,151	33,006
Allocation of equity to non-controlling interests in iPic-Gold Class Holdings, LLC	126,072	-	-	-	-	(14,083)	-	111,989	(111,989)
Activity subsequent to the initial public offering and related organizational transactions:
Net loss	-	-	-	-	-	-	(3,020)	(3,020)	(22,862)
Equity-based compensation	-	-	-	-	-	1,154	-	1,154	7,588
Issuance of Class A common stock	-	261,949	-			(69)		(69)	-
Remeasurement of redeemable non-controlling interests						(162,624)		(162,624)	162,624
Equity (Deficit) – June 30, 2018	$-	1,510,108	$-	9,926,621	$1	$(170,096)	$(3,020)	$(173,115)	$79,315

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018 and 2017

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

As a result of the IPO and the related transactions on February 1, 2018, iPic consolidates the financial results of Holdings and iPic-Gold Class and its subsidiaries with its financial results and reports non-controlling interests to reflect the interests of Common Units (as defined below in Note 2 “Initial Public Offering”) of Holdings held by parties other than iPic. iPic-Gold Class has been determined to be the predecessor for accounting purposes and, accordingly, the unaudited condensed consolidated financial statements for periods prior to the IPO and Organizational Transactions (as defined below in Note 2 “Initial Public Offering”) have been adjusted to combine the previously separate entities for presentation purposes. Amounts as of December 31, 2017, for the period from January 1, 2018 to January 31, 2018, and for the three and six months ended June 30, 2017 presented in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements herein represent the historical operations of iPic-Gold Class. The amounts for the period from February 1, 2018 through June 30, 2018 reflect the consolidated operations of the Company. iPic and its subsidiaries are collectively referred to throughout the unaudited condensed consolidated financial statements and related notes as the “Company”, “we”, “our” or “us”.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the financial position of the Company as of June 30, 2018, the results of operations for the three and six month periods ended June 30, 2018 and 2017 and the cash flows for the six month periods ended June 30, 2018 and 2017, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2017.

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

During the three months ended June 30, 2018, the Company recorded a reversal of a prior bonus accrual of $1,265 which is included in operating payroll and benefits in the unaudited condensed consolidated statements of operations.

Locations

At June 30, 2018 and 2017, the Company operated a total of fifteen and sixteen cinemas, respectively, in the following locations throughout the United States:

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

In February 2016, the FASB codified Accounting Standards Codification (“ASC”) Topic No. 842, Leases, which requires companies to present substantially all leases on their balance sheets but continue to recognize expenses on their income statements in a manner similar to today’s accounting. The new guidance also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expenses expected to be recognized from existing leases. The new guidance requires companies to adopt its provisions by modified retrospective adoption and will be effective for public business entities for years beginning after December 15, 2018, including interim periods within those years. Nonpublic business entities should apply the amendments for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted for all entities upon issuance. In January 2018, the FASB issued ASU No. 2018-01, as an amendment to ASC Topic No. 842, Leases, which is a land easement practical expedient. If the Company elects to use this practical expedient, the Company would evaluate new or modified land easements under this ASU beginning at the date of adoption. The Company is currently evaluating the impacts this new guidance will have on its unaudited condensed consolidated financial statements. The Company currently expects that the majority of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company expects that adoption will result in a material increase in the assets and liabilities presented in its unaudited condensed consolidated balance sheets. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842. The amendments in ASU No. 2018-10 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842), and have the same effective and transition requirements as ASU No. 2016-02.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), to provide guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company adopted this pronouncement for the fiscal year beginning January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), to expand the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for public business entities for years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments are effective for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted, but the provisions of this ASU are not to be adopted before an entity adopts ASC Topic 606. The Company is evaluating the effects of adoption of ASU No. 2018-07will have on its unaudited condensed consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements. This standard does not prescribe any new accounting guidance but makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to several different FASB Accounting Standards Codification areas. The majority of the amendments in ASU No. 2018-09 will be effective for public companies in annual periods beginning after December 15, 2018. For all other entities, the majority of the amendments are effective for years beginning after December 15, 2019. The Company is currently evaluating the effects the adoption of ASU No. 2018-09 will have on its unaudited condensed consolidated financial statements.

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

The Company’s largest exposure to any single unconsolidated VIE is its responsibility to act under the completion guaranty whereby the Company is obligated to cover certain losses or additional capital calls required by Delray until the completion of the development of the project related to its ownership in Developer. Of this amount, the Company would be responsible for half with the other half being guaranteed by an affiliate of the other 50% owner of Developer. As of June 30, 2018 and December 31, 2017, the value of this potential guarantee was determined to be nominal, as the probability of the Company’s requirement to act under the guarantee was determined to be remote. The Company did not hold any assets or liabilities in any of the unconsolidated VIEs as of June 30, 2018 and December 31, 2017. The Company will continue to evaluate its relationships to these VIEs on an ongoing basis.

Note 4 — Property And Equipment

Property and equipment, net consists of the following:

	June 30, 2018	December 31, 2017
Leasehold improvements	$138,630	$137,675
Furniture, fixtures and office equipment	57,912	53,888
Construction in progress (site development)	2,580	2,124
Projection equipment and screens	12,705	12,330
Computer hardware and software	7,260	6,983
	219,087	213,000
Less: accumulated depreciation and amortization	(80,953)	(71,834)
Total	$138,134	$141,166

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

The Company has established a liability of $1,839 for the remaining lease obligation associated with the Glendale location in the accompanying unaudited condensed consolidated balance sheets. The current portion of the lease liability is included with “Accrued expenses” and the long-term portion is included in “Other long-term liabilities”. As of June 30, 2018, the future lease obligation was recorded at present value and discounted at an annual rate of 13%. Sublease payments were anticipated to be received 24 months from the abandonment date. The sublease payments were estimated to be 50% less than the Company’s lease payment obligation through the remainder of the lease.

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the six months ended June 30, 2018 and 2017, the Company incurred interest costs totaling $8,512 and $7,977 respectively, of which $0 and $195 was capitalized, respectively. For the three months ended June 31, 2018 and 2017, the Company incurred interest costs totaling $3,897 and $4,070, respectively, of which $0 and $59 was capitalized, respectively.

NOTE 5 — BORROWINGS

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	June 30, 2018	December 31, 2017
5.00% VR iPic Finance, LLC notes	$--	$16,125
5.00% VR iPic Finance, LLC demand notes	--	14,461
10.50% Village Roadshow Attractions USA, Inc. notes	--	15,000
5.00% Village Roadshow Attractions USA, Inc. notes	--	1,071
5.00% iPic Holdings, LLC notes	--	547
5.00% Regal/Atom Holdings, LLC note	--	3,038
Total	$--	$50,242

On February 1, 2018, the 5% notes plus accrued interest totaling $37,157 were converted to equity to satisfy the holders’ capital call in accordance with the iPic-Gold Class LLC Agreement prior to the IPO.

The 10.50% Village Roadshow Attractions USA, Inc note for $15,000 plus the minimum interest payable of $3,000 was refinanced through additional borrowings under the Non-revolving Credit Facility.

Long-Term Debt — Related Party

The Company has a $225,828 non-revolving credit facility (the “Non-revolving Credit Facility”) with the Teachers’ Retirement System of Alabama (the “TRSA”) and The Employees’ Retirement System of Alabama (the “ERSA”) (the TRSA and the ERSA are known collectively as the “RSA”). The terms of the facility provide that the Company can borrow under the facility for a thirteen-year period commencing September 30, 2010   in three tranches (hereinafter, “Tranche 1”, “Tranche 2”, and “Tranche 3”). Proceeds of the loans were initially to be used for up to 80% of eligible construction costs. As a condition to any advance, the Company was required to provide funding for the applicable project costs in an amount equal to 25% of such advance, with the proceeds of either (x) contributions to the Company from certain shareholders (other than RSA) or (y) subordinated loans to the Company from certain shareholders (other than RSA) (the “Matching Requirement”). In addition, the remaining availability required the Company to achieve certain operating targets to continue borrowing (the “Operating Target Requirement”). On June 22, 2018 the Non-revolving Credit Facility was modified to permit us to borrow up to $17,923 on five planned remodeling projects. An amount equal to eighty percent (80%) of the total costs to develop each project constitutes a “Project Tranche”. Any changes to the amount of a Project Tranche (either increases or decreases) are subject to prior written consent from the lender. On June 29, 2018 the Non-revolving Credit Facility was further modified to permit us to borrow funds up to $8,233 for working capital expenses (including, among other things, accrued interest on the Non-revolving Credit Facility, which may be paid in kind), in addition to the borrowing for planned 2018 remodeling projects. On June 22, 2018, the Non-revolving Credit Facility was amended to remove the Matching Requirement, on June 29, 2018 to remove the Operating Target Requirement for planned remodeling and working capital advances.

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of June 30, 2018 and December 31, 2017. Of the total commitment amounts of $186,000 available in Tranche 3, $128,551 and $102,775 were borrowed as of June 30, 2018 and December 31, 2017, respectively.

The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at June 30, 2018 and December 31, 2017) and the effective interest rate of 6.95% is $798 and $976 at June 30, 2018 and December 31, 2017, respectively, and is recorded in “Accrued interest - long-term” in the accompanying unaudited condensed consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

Accrued interest of $7,776 was not paid to the RSA on June 30, 2018, but treated as payment-in-kind interest and added to Tranche 3.

Short-Term Financing

The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At June 30, 2018 and December 31, 2017, the Company’s obligation under premium financing arrangements was $585 and $1,214, respectively, and is included in accrued insurance in the accompanying unaudited condensed consolidated balance sheets.

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

As of June 30, 2018, the non-controlling interests were considered to be redeemable, and therefore as of the balance sheet date, the Company adjusted the value of the interests to the full redemption amount. As noted in the Holdings LLC agreement, the redemption amount is based on the volume weighted average market price (“VWAMP”) of the Class A shares of iPic Entertainment Inc. for the last five days of the period prior to redemption. At June 30, 2018, the VWAMP was approximately $7.99 resulting in a redemption amount of approximately $79,315. The Company has recorded the difference between the carrying amount of non-controlling interests and the current redeemable value, $162,624, as an increase to redeemable non-controlling interests and a corresponding decrease to additional paid-in capital.

Private Placement

On February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 in April 2017.

2017 Equity Incentive Plan

In connection with the IPO and related transactions, the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan”), was migrated to iPic Entertainment Inc. and any awards granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic. Under the plan, equity awards may be made in respect of 1,600,000 iPic shares, and the number of authorized shares is subject to automatic increases which begin in fiscal year 2019. Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights and share awards. As of June 30, 2018, iPic Entertainment Inc had granted 955,300 Non-Qualified Options with an exercise price of $18.13 per share. The migration of the 2017 Equity Incentive Plan did not result in any changes to the terms and conditions, therefore no modification was deemed to have occurred.

Each Incentive Option and Non-Qualified Option (as defined by Section 422 of the Internal Revenue Code of 1986, collectively “Options”) contains the following material terms:

(i)	the exercise price, which shall be determined by the Committee at the time of grant, shall not be less than the greater of (i) the par value of the stock and (ii) 100% of the Fair Market Value (defined as the closing price at the close of the primary trading session of the units on the date immediately prior to the date of the grant on the principal national security exchange on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if there is a grant of an incentive option to a recipient of the owns more than ten percent (10%) of the total combined voting power of all classes of securities of the Company, the exercise price shall be at least 110% of the Fair Market Value;
(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;
(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the Plan), the period during which the Options vest shall be designated by the Committee;
(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient;
(v)	to the extent that the aggregate Fair Market Value of Incentive Options granted under the Plan are exercisable by a participant for the first time during any calendar year exceeds $100, such Incentive Options shall be treated as Non-Qualified Options; and
(vi)	with respect to Options granted to a director, the aggregate number of shares that may be issued under the Plan in any calendar year to an individual Director may not exceed that number of shares representing a Fair Market Value equal to the positive difference, if any, between $300, and the aggregate value of any annual cash retainer paid to the director.

Incentive stock options

The following is a summary of the Company’s Non-Qualified Options (as defined by Section 422 of the Internal Revenue Code of 1986, “Options”) activity:

	Options	Weighted Average Grant Date Fair Value Per Option	Weighted Average Exercise Price per Option
Outstanding - December 31, 2017	955,300	$4.58	$18.13
Exercisable - December 31, 2017	-	$-	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – June 30, 2018	955,300	$4.58	$18.13
Exercisable – June 30, 2018	10,300	$4.58	$18.13

As at June 30, 2018, the weighted average remaining contractual term of Options outstanding was 9.75 years.

At June 30, 2018, the total intrinsic value of the Options outstanding was $0.  A total of 10,300 Options were vested as of June 30, 2018.

The Company recognized an aggregate of $602 and $0 in compensation expense during the six months ended June 30, 2018 and 2017, respectively, related to the Options. For the three months ended June 30, 2018 and 2017 the Company recognized an aggregate of $269 and $0 in compensation expense, respectively, related to the Option awards. At June 30, 2018, unrecognized stock-based compensation was $3,794 for the Options.

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

Restricted stock units

On December 6, 2017 iPic granted 483,864 Restricted Stock Units (“RSUs”) to our named executive officers and certain other employees. The awards contained no future service requirement and fully vested when the IPO occurred. Therefore, on February 1, 2018, the Company recognized compensation expense related to these RSUs of approximately $8,235. The average grant date fair value of the RSUs was $17.02. At June 30, 2018 there was no unrecognized compensation costs related to the RSUs.

The RSUs will remain outstanding until the issuance of Class A shares on the different settlement dates. On May 15, 2018 247,755 of the RSUs were exchanged for Class A shares. On June 29, 2018 14,770 of the RSUs were exchanged for Class A shares. The remaining 221,339 RSUs will be exchanged for Class A shares on May 15, 2019.

Stock issuance

On June 29, 2018, the Company issued 45,849 unrestricted Class A common stock to the independent directors for director fees. The fair value of the award was $370, of which 50% of this amount has been recognized as director fees for the past 6 months of service. The remaining deferred portion will be recognized over the next six months of the year.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

At June 30, 2018, future minimum payments under non-cancelable operating leases are as follows.

2018 – 2019	$20,176
2019 – 2020	22,330
2020 – 2021	23,035
2021 – 2022	23,570
2022 – 2023	23,790
Thereafter	251,973

$364,874

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the six months ended June 30 was as follows:

	2018	2017
Minimum rentals	$8,187	$7,130
Contingent rentals	--	(44)

	$8,187	$7,086

Rent expense during the three months ended June 30 was as follows:

	2018	2017
Minimum rentals	$4,051	$3,389
Contingent rentals	-	(25)

	$4,051	$3,364

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

NOTE 8 — INCOME TAXES

	Six Months Ended June 30,
	2018	2017
Pre-tax book loss	$(30,281)	$(22,383)
Less: net loss prior to the Organizational Transactions	4,442	—
Less: net loss attributable to non-controlling interests	22,862	—
Net loss attributable to iPic before income taxes	$(2,977)	$(22,383)

Income taxes at U.S. federal statutory rate	$(717)	$(7,834)
State and local income taxes, net of federal benefit	(161)	(787)
Increase in valuation allowance	921	—
LLC flow-through structure	—	8,664
Income tax expense	$43	$43

	Three Months Ended June 30,
	2018	2017
Pre-tax book loss	$(8,539)	$(12,573)
Less: net loss prior to the Organizational Transactions	—	—
Less: net loss attributable to non-controlling interests	7,534	—
Net loss attributable to iPic before income taxes	$(1,005)	$(12,573)

Income taxes at U.S. federal statutory rate	$(211)	$(4,401)
State and local income taxes, net of federal benefit	(31)	(444)
Increase in valuation allowance	264	—
LLC flow-through structure	—	4,867
Income tax expense	$22	$22

We file U.S federal and state income tax returns in jurisdictions with varying statutes of limitations. As of June 30, 2018, the 2014 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination. The Company currently does not have any income tax audits in process.

Upon completion of the IPO on February 1, 2018, iPic Entertainment Inc. is subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of iPic-Gold Class and 100% economic owner). Prior to this date, and as noted in Note 1 “Organization and Summary of Significant Accounting Policies”, iPic-Gold Class was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of iPic-Gold Class was ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where iPic-Gold Class was subject to income taxes.

NOTE 9 — MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the six months ended June 30, 2018 of $30,324. In addition, the Company’s liabilities exceeded its assets by $93,800 and the Company had a working capital deficit of $11,761 at June 30, 2018.

The Company had cash and cash equivalents of $6,642 at June 30, 2018 and used approximately $14,412 in cash for operating activities for the six months ended June 30, 2018.

The Company’s ability to continue as a going-concern is dependent on its ability to generate sufficient cash from operating activities, which is subject to achieving its operating plans, and the continued availability of funding sources. The main sources of funding are expected to be the RSA Non-revolving Credit Facility and equity financing.

Management considers the continued availability of the Non-revolving Credit Facility to be a significant condition to meeting its payment obligations related to remodeling projects and our new build project in Delray Beach, Florida. Management believes that growth into new locations is critical to the Company’s ability to receive funding.”). On June 22, 2018, the Non-revolving Credit Facility was amended to remove the Matching Requirement and the Operating Target Requirement. On June 22, 2018 the Non-revolving Credit Facility was modified to permit us to borrow up to $17,923 on five planned remodeling projects. An amount equal to eighty percent (80%) of the total costs to develop each project constitutes a “Project Tranche”. Any changes to the amount of a Project Tranche (either increases or decreases) are subject to prior written consent from the lender. On June 29, 2018 the Non-revolving Credit Facility was further modified to permit us to borrow funds up to $8,233 for working capital expenses, in addition to the borrowing for planned 2018 remodeling projects.

Additionally, we are required to comply with Securities and Exchange Commission and NASDAQ rules and requirements when raising capital, which may make it more difficult for us to raise significant amounts of capital. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Consequently, due to the continued operating losses, negative working capital, negative cash flows from operating activities and limited access to additional funding through debt or equity infusions, management has determined that these matters raise substantial doubt about the Company’s ability to continue as a going concern. To meet our capital and operating needs, the Company is considering multiple alternatives, including, but not limited to, equity financings, debt financings and other funding transactions, as well as operational changes to increase revenues. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing or cause substantial dilution for stockholders, in the case of equity financing.

NOTE 10 — NON-CONTROLLING INTERESTS

As of June 30, 2018, 13.2% of Holdings’ ownership interests was held by iPic Entertainment Inc. The non-controlling interests represent the Holdings’ ownership interests not held by iPic Entertainment Inc. The ownership is summarized as follows:

	June 30, 2018
	Units	Ownership %
iPic Entertainment Inc.’s ownership of common units	1,510,108	13.20%
Non-controlling interest holders’ ownership of common units	9,926,621	86.80%
Total common units	11,436,729	100.00%

The Company uses the weighted-average ownership percentages during the period to calculate the pretax income or loss attributable to iPic Entertainment Inc. and the non-controlling interest holders of Holdings.

NOTE 11 — NET LOSS PER SHARE

The Company computed net loss per share only for the period our common stock was outstanding during 2018, referred to as the “Post-IPO Period”. We have defined the Post-IPO Period as February 1, 2018, the date our shares began trading on the NASDAQ, through June 30, 2018, or 150 days of activity for the reporting period ended June 30, 2018. Basic net loss per share is computed by dividing the net loss attributable to Class A Common Stockholders for the Post-IPO Period by the weighted-average number of shares of Class A Common Stock outstanding during the Post-IPO Period. The weighted average number of Restricted Stock Units to be settled in shares of Class A Common Stock became fully vested on the IPO date. On May 15, 2018 247,755 of the RSUs were exchanged for Class A shares. On June 29, 2018 14,770 of the RSUs were exchanged for Class A shares. The remaining 221,339 RSUs will be exchanged for Class A shares on May 15, 2019. Prior to the IPO, the iPic-Gold Class membership structure included membership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per unit information has not been presented for periods prior to the IPO on February 1, 2018.

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

Basic and diluted loss per share/unit for the period ended June 30, 2018:

	February 1, 2018 through		Three Months Ended
	June 30, 2018		June 30, 2018
Numerator:
Net loss attributable to iPic Entertainment Inc. – Actual Dollars	$(3,019,965)		$(1,026,864)
Denominator:
Class A Common Stock	1,087,335	(1)	1,353,475
Restricted Stock Units	348,550	(2)	379,556
Weighted-average Class A common shares outstanding for the period ended June 30, 2018	1,435,885		1,733,031

Net loss per Class A common share — basic and diluted	$(2.10)		$(0.59)

(1)	1,248,159 issued on February 1, 2018 and 1,510,108 outstanding at June 30, 2018 (150 days outstanding/181 days in the period)
(2)	483,864 at February 1, 2018 and 267,764 outstanding at June 30, 2018 (150 days outstanding/181 days in the period)

The Company has issued potentially dilutive instruments in the form of our Non-Qualified Options granted to our employees and directors. In addition, warrants were issued to selling agents upon completion of the IPO for services rendered. The Company did not include any of these instruments in its calculation of diluted net loss per share during the period because to include them would be anti-dilutive due to the Company’s loss from operations during the period.

The following table summarizes the types of potentially dilutive securities outstanding as of June 30, 2018:

June 30, 2018

LLC Interests	9,926,621
Non-Qualified Options	955,300
Selling Agents’ Warrants	18,005
Total	10,899,926

NOTE 12 — SUBSEQUENT EVENTS

In accordance with the Holdings LLC Agreement, on July 12, 2018, each of Village Roadshow Attractions USA, Inc. (“Village Roadshow”), Teachers’ Retirement System of Alabama and Employees’ Retirement System of Alabama has assigned 100% of its respective membership units of Holdings to iPic in exchange for a corresponding number of shares of iPic’s Class A Common Stock (2,801,433 shares, 1,876,960 shares and 924,473 shares of Class A Common Stock, respectively) (the “Exchange”). As part of the Exchange and in accordance with iPic’s amended and restated certificate of incorporation, each such investor’s Class B common stock has been canceled.

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

Growth Strategies and Outlook

Our growth strategy consists of the following components:

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 115 screens at 15 locations in 9 states with an additional 4 locations under construction and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiations. We believe that we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We have upgraded one of our six Generation I locations in 2018 and plan to upgrade three more by the end of the year. We plan to open at least four new domestic units per year, starting in 2019, for the foreseeable future. Based on our experience and analysis, along with research we engaged Eastern Consolidated Properties, Inc. to perform for us, we believe that over the long-term we have the potential to grow our iPic U.S. footprint to at least 200 U.S. units and to potentially explore overseas expansion as well. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long-term potential. We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

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

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 13 and 14 stores at the end of June 2017 and June 2018, respectively. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales-mix changes.

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

Food and Beverage Revenue is our largest source of revenue, amounting to $40.3 million for the six months ended June 30, 2018. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and concepts as described in our restaurant brands section. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

Theater Revenue is our second largest source of revenue, amounting to $32.8 million for the six months ended June 30, 2018. We predominantly license first-run films from major distributors through direct negotiation. All of our theaters are equipped to offer content in 2D and 3D format. Theater revenue depends largely on timing and popularity of films released by distributors, so revenues attributed to any one particular distributor can vary significantly from year to year based on content. Theater revenue includes revenue from all sponsorship activities, advertising, rental of auditoriums for private functions, live shows, gaming events, academy screenings, corporate functions, corporate rentals, other revenue-generating showings, and other fees.

Other Revenue amounted to $1.8 million for the six months ended June 30, 2018. Other revenue includes membership revenue, bowling, parking and valet, and gift card breakage.

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

Income Taxes: Upon completion of the IPO on February 1, 2018, iPic Entertainment Inc. is subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of iPic-Gold Class and 100% economic owner). Historically, we filed our income tax returns as a limited liability company and have been taxed as a partnership for U.S. federal and state income tax purposes. Accordingly, each item of our income, gain, loss, deduction or credit has been ultimately reportable by our members on their individual tax returns, except in certain states and local jurisdictions where we have been subject to income taxes. As such, we have not recorded a provision for federal income taxes or for taxes in states and local jurisdictions that do not assess taxes at the entity level, for periods prior to the IPO.

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

We recognize interest and penalties related to income tax matters in income tax expense. We have no amounts accrued for interest or penalties at June 30, 2018 and December 31, 2017. We do not expect the total amount of unrecognized tax benefits to significantly change in the next year.

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

$ in thousands

	Six Months Ended		Three Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues
Food and beverage	$40,252	$37,701	$20,260	$18,498
Theater	32,773	30,780	16,462	14,967
Other	1,755	893	797	336
Total revenues	74,780	69,374	37,519	33,801

Operating expenses
Cost of food and beverage	10,718	10,307	5,231	5,073
Cost of theater	12,721	12,283	6,476	5,948
Operating payroll and benefits	19,598	18,906	9,020	9,309
Occupancy expenses	9,308	8,766	4,632	4,388
Other operating expenses	15,051	12,532	7,443	5,727
General and administrative expenses	9,359	6,639	4,812	2,727
Equity-based compensation	8,837	—	269	—
Depreciation and amortization expense	9,118	9,577	4,278	4,859
Pre-opening expenses	—	1,632	—	1,000
Impairment of property and equipment	—	3,332	—	3,332
Loss on abandonment of lease	1,839		—	—
Operating expenses	96,549	83,974	42,161	42,363

Operating loss	(21,769)	(14,600)	(4,642)	(8,562)

Other expense
Interest expense, net	(8,512)	(7,783)	(3,897)	(4,011)
Total other expense	(8,512)	(7,783)	(3,897)	(4,011)

Net loss before income tax expense	(30,281)	(22,383)	(8,539)	(12,573)

Income tax expense	43	43	22	22
Net loss	(30,324)	(22,426)	(8,561)	(12,595)
Less: Net loss attributable to non-controlling interests	(22,862)	—	(7,534)	—
Net loss attributable to iPic Entertainment Inc.	$(7,462)	$(22,426)	$(1,027)	$(12,595)

Period-to-Period Comparisons

We have incurred net losses and currently have negative cash flows from operating activities. We anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Six months ended June 30, 2018 versus June 30, 2017

Revenues

Total revenue for the six months ended June 30, 2018 increased by $5.4 million to $74.8 million, which represented a 7.8% increase in total revenue as compared to $69.4 million of revenue in the six months ended June 30, 2017. The $5.4 million increase in revenue was derived from the following sources: (i) $5.0 million from a net increase in year-over-year revenue from non-comparable stores and in other revenue, with increases at our Dobbs Ferry, NY location partially offset by decreases at our Glendale, WI location; and (ii) a $0.4 million or 0.6% increase in comparable-store sales.

Cost of Food and Beverage

In the six months ended June 30, 2018, cost of food and beverage increased by $0.4 million to $10.7 million (or to 26.6% of applicable revenue) from $10.3 million (or 27.3% of applicable revenue) in the six months ended June 30, 2017. The decrease in food and beverage costs as a percent of applicable sales was driven by a same-store margin improvement of 89 basis points, which more than offset the increased cost of adding a new location (Dobbs Ferry, NY) during the six months ended June 30, 2017.

Cost of Theater

In the six months ended June 30, 2018, cost of theater increased by $0.4 million to $12.7 million (or to 38.8% of applicable revenue) from $12.3 million (or 39.9% of applicable revenue) in the six months ended June 30, 2017. Cost of theater decreased as a percentage of applicable sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the six months ended June 30, 2018, operating payroll and benefits increased by $0.7 million to $19.6 million (or to 26.2% of total revenue) from $18.9 million (or 27.3% of total revenue) in the six months ended June 30, 2017. The increase in operating payroll and benefits was derived from the following sources: (i) $0.9 million higher year-over-year labor costs from non-comparable stores, with increases at our Dobbs Ferry, NY location partially offset by decreases at our Glendale, WI location; (ii) $1.1 million increase in labor costs at comparable stores; and (iii) a reversal of a prior bonus accrual of $1.3 million.

Occupancy Expenses

In the six months ended June 30, 2018, occupancy expenses increased by $0.5 million to $9.3 million (or to 12.5% of total revenue) from $8.8 million (or 12.6% of total revenue) in the six months ended June 30, 2017. The increase in occupancy expenses was derived from the following sources: (i) $0.2 million in occupancy expenses associated with our non-comparable stores including Dobbs Ferry, NY; and (ii) $0.3 million increase in occupancy expenses at comparable stores.

Other Operating Expenses

In the six months ended June 30, 2018, other operating expenses increased by $2.6 million to $15.1 million (or to 20.1% of total revenue) from $12.5 million (or 18.1% of total revenue) in the six months ended June 30, 2017. The increase in other operating expenses was derived from the following sources: (i) $0.5 million increase in other operating expenses associated with our non-comparable stores, with increases at our Dobbs Ferry, NY location partially offset by decreases at our Glendale, WI location; (ii) a $1.5 million increase in other operating expenses at comparable stores; and (iii) a $0.6 million increase in non-recurring charges to $0.9 million in the six months ended June 30, 2018 from $0.3 million in the six months ended June 30, 2017. The year-over-year increase in other operating expenses as a percentage of sales was due to increased non-recurring costs related to the IPO, production and staging costs for our live entertainment shows, and an increased amount of repair and maintenance work across the circuit.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the six months ended June 30, 2018, general and administrative expenses increased by $2.7 million to $9.4 million (or 12.5% of total revenue) from $6.6 million (or 9.6% of total revenue) in the six months ended June 30, 2017. General and administrative expenses as a percent of total revenue increased due to additional staffing and overhead expenses required to support our new location in Dobbs Ferry, NY and to enable our transition to a publicly traded company and position us for additional growth.

Equity-based Compensation

In the six months ended June 30, 2018, equity-based compensation increased by $8.8 million to $8.8 million from $0.0 million in the six months ended June 30, 2017. The increase was a result of equity-based compensation related to Non-Qualified Options and Restricted Stock Units issued to employees as part of the IPO.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the six months ended June 30, 2018, depreciation and amortization expense decreased by $0.5 million to $9.1 million from $9.6 million in the six months ended June 30, 2017. The majority of this decrease was due to certain asset groups, including furniture, fixtures, and office equipment, becoming fully depreciated before the start of the 2018 period.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the six months ended June 30, 2018, pre-opening expenses decreased by $1.6 million to $0.0 million from $1.6 million in the six months ended June 30, 2017, as we did not open any new stores.

Impairment of Property and Equipment

In the six months ended June 30, 2018, impairment of property and equipment decreased by $3.3 million to $0.0 million from $3.3 million in the six months ended June 30, 2017. This was due to a $3.3 million impairment charge taken at our Scottsdale, AZ location.

Loss on Abandonment of Lease

In the six months ended June 30, 2018, loss on abandonment of lease increased by $1.8 million to $1.8 million from $0.0 million in the six months ended June 30, 2017. This was due to $1.8 million in costs associated with lease abandonment at our Glendale, WI location. The Company announced the closing of this location effective March 8, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of site during the first quarter of 2018.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the six months ended June 30, 2018, interest expense increased by $0.7 million to $8.5 million from $7.8 million in the six months ended June 30, 2017. The increase in interest expense was a result of higher debt levels associated with the Non-revolving Credit Facility for full-period financing charges associated with our newest locations, as well as, the additional interest owed to comply with the minimum interest payment, required to refinance a promissory note.

Income Tax Expense

In the six months ended June 30, 2018, income tax expense remained consistent with the income tax expense in the six months ended June 30, 2017. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Three months ended June 30, 2018 versus June 30, 2017

Revenues

Total revenue for the three months ended June 30, 2018 increased by $3.7 million to $37.5 million, which represented a 11.0% increase in total revenue as compared to $33.8 million of revenue in the three months ended June 30, 2017. The $3.7 million increase in revenue was derived from the following sources: (i) $1.6 million from a net increase in year-over-year revenue from non-comparable stores and in other revenue, with increases at our Dobbs Ferry, NY location partially offset by decreases at our Glendale, WI location; and (ii) a $2.1 million or 6.9% increase in comparable-store sales.

Cost of Food and Beverage

In the three months ended June 30, 2018, cost of food and beverage increased by $0.1 million to $5.2 million (or to 25.8% of applicable revenue) from $5.1 million (or 27.4% of applicable revenue) in the three months ended June 30, 2017. The decrease in food and beverage costs as a percent of applicable sales was due to a 160 basis-point improvement in same-store margins, partially offset by the opening of our Dobbs Ferry location.

Cost of Theater

In the three months ended June 30, 2018, cost of theater increased by $0.5 million to $6.5 million (or to 39.3% of applicable revenue) from $5.9 million (or 39.7% of applicable revenue) in the three months ended June 30, 2017. Cost of theater decreased as a percentage of applicable sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the three months ended June 30, 2018, operating payroll and benefits decreased by $0.3 million to $9.0 million (or to 24.0% of total revenue) from $9.3 million (or 27.4% of total revenue) in the three months ended June 30, 2017. The decrease in operating payroll and benefits was derived from the following sources: (i) $0.1 million lower year-over-year labor costs from non-comparable stores, with decreases at our Glendale, WI location partially offset by increases at our Dobbs Ferry, NY; (ii) $1.1 million increase in labor costs at comparable stores; and (iii) a reversal of a prior bonus accrual of $1.3 million.

Occupancy Expenses

In the three months ended June 30, 2018, occupancy expenses increased by $0.2 million to $4.6 million (r 12.4% of total revenue) from $4.4 million (or 13.0% of total revenue) in the three months ended June 30, 2017. The increase in occupancy expenses was derived from the following sources: (i) $0.2 million decrease in occupancy expenses associated with our non-comparable stores including Glendale, WI and Dobbs Ferry, NY; and (ii) $0.4 million increase in occupancy expenses at comparable stores. The decrease in occupancy expenses as percentage of sales was due to lower occupancy expenses at our non-comparable stores.

Other Operating Expenses

In the three months ended June 30, 2018, other operating expenses increased by $1.7 million to $7.4 million (or to 19.8% of total revenue) from $5.7 million (or 17.0% of total revenue) in the three months ended June 30, 2017. The increase in other operating expenses was derived from the following sources: (i) $0.1 million decrease in other operating expenses associated with our non-comparable stores, with decreases at our Glendale, WI location partially offset by increases at our Dobbs Ferry, NY; (ii) a $1.1 million increase in other operating expenses at comparable stores; and (iii) a $0.7 million increase in non-recurring charges to $0.3 million in the three months ended June 30, 2018 from ($0.4) million in the six months ended June 30, 2017. The year-over-year increase in other operating expenses as a percentage of sales was due to increased non-recurring costs related to the IPO, production and staging costs for our live entertainment shows, and an increased amount of repair and maintenance work across the circuit.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the three months ended June 30, 2018, general and administrative expenses increased by $2.1 million to $4.8 million (or 12.8% of total revenue) from $2.7 million (or 8.1% of total revenue) in the three months ended June 30, 2017. General and administrative expenses as a percent of total revenue increased due to additional staffing and overhead expenses required to support our transition to a publicly traded company and position us for additional growth.

Equity-based Compensation

The three months ended June 30, 2018, equity-based compensation increased by $0.3 million to $0.3 million from $0.0 million in the three months ended June 30, 2017. The increase was a result of equity-based compensation related to Non-Qualified Options.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the three months ended June 30, 2018, depreciation and amortization expense decreased by $0.6 million to $4.3 million from $4.9 million in the three months ended June 30, 2017. The majority of this decrease was due to certain asset groups becoming fully depreciated before the start of the 2018 period.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the three months ended June 30, 2018, pre-opening expenses decreased by $1.0 million to $0.0 million from $1.0 million in the three months ended June 30, 2017, as we did not open any new stores.

Impairment of Property and Equipment

In the three months ended June 30, 2018, impairment of property and equipment decreased by $3.3 million to $0.0 million from $3.3 million in the three months ended June 30, 2017. This was due to a $3.3 million impairment charge taken at our Scottsdale, AZ location.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the three months ended June 30, 2018, interest expense decreased by $0.1 million to $3.9 million from $4.0 million in the three months ended June 30, 2017. The decrease in interest expense was due to elimination of certain notes payable to related parties (see Note 5 “Borrowings”).

Income Tax Expense

In the three months ended June 30, 2018, income tax expense remained consistent with the income tax expense in the three months ended June 30, 2017. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.

Liquidity and Capital Resources

Based upon our working capital deficiency of $11.8 million and net asset deficit of $93.8 million, as of June 30, 2018, we require and are actively exploring additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, we are required to comply with SEC and Nasdaq rules and requirements when raising capital, which may make it more difficult for us to raise significant amounts of capital. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

In the six months ended June 30, 2018, working capital increased by $5.3 million, to a deficiency of $11.8 million at June 30, 2018, compared to a deficiency of $17.1 million at December 31, 2017. This increase stemmed largely from changes in accrued interest and deferred revenue during this period.

As permitted under the most recent amendment to the Non-revolving Credit Facility, $7,776 of accrued interest was not paid to RSA on June 30, 2018, but treated as paid-in-kind interest and added to the outstanding balance of Tranche 3 under the Non-revolving Credit Facility.

Summary of Cash Flows

Our primary sources of liquidity and capital resources have been cash on hand, contributions from owners and the Non-Revolving Credit Facility. Aside from capital expenditures, our primary requirements for liquidity are for lease obligations, working capital and general corporate needs. Guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

$ in thousands

	Six months ended
	June 30, 2018	June 30, 2017
Net cash used in operating activities	$(14,412)	$(13,333)
Net cash used in investing activities	(6,078)	(11,645)
Net cash provided by financing activities	16,627	24,220
Net decrease in cash	(3,863)	(758)
Cash at beginning of period	10,505	4,653
Cash at end of period	$6,642	$3,895

Operating Activities

We experienced cash flow from operating activities for the six months ended June 30, 2018 and for the six months ended June 30, 2017 of $(14.4) million and $(13.3) million, respectively. The decrease in cash flows from operating activities for the 2018 period as compared to the 2017 period was caused by larger net losses and impacts of timing adjustments on accrued interest.

Investing Activities

During the six months ended June 30, 2018, net cash in the amount of $6.1 million was used in investing activities, while during the six months ended June 30, 2017, net cash used in investing activities was $11.6 million, primarily due to the construction of new sites.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2018 and the six months ended June 30, 2017 was $16.6 million and $24.2 million, respectively. During the six months ended June 30, 2018, $13.6 million of financing was provided by the issuance of common stock sold in the initial public offering. During the six months ended June 30, 2017, all of the financing activity was a result of net debt additions.

Critical Accounting Policies

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our unaudited condensed consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, gift card income, income taxes and stock-based compensation as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our unaudited condensed consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our unaudited condensed consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

For further information on our critical accounting estimates, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to our audited financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the six months ended June 30, 2018.

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

Non-GAAP Financial Measures

$ in thousands

	Six Months ended		Three Months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net loss	$(30,324)	$(22,426)	$(8,561)	$(12,595)
Plus:
Interest expense	8,512	7,783	3,897	4,011
Income tax expense	43	43	22	22
Depreciation and amortization expense	9,118	9,577	4,278	4,859
EBITDA	(12,651)	(5,023)	(364)	(3,703)

Plus:
Pre-opening expenses	—	1,632	—	1,000
Equity-based compensation	8,837	—	269	—
Impairment of property and equipment	—	3,332	—	3,332
Loss on abandonment of lease	1,839	—	—	—
Non-recurring charges	934	373	282	(354)
Adjusted EBITDA	(1,041)	314	187	275

Plus:
General and administrative expense	9,359	6,639	4,812	2,727
Store-Level EBITDA	$8,318	$6,953	$4,999	$3,002

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a–15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act). In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending December 31, 2018. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date which is the later of the date we are an accelerated filer or a large accelerated filer, and the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We are required to disclose changes made in our internal control over financial reporting on a quarterly basis. To comply with these requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

Changes in internal control over our financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 7 “Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements of the Company contained elsewhere in this Quarterly Report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.	Risk Factors

We are not aware of any material changes to the risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

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

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1*	Modification Agreement, dated as of June 22, 2018 by and among iPic–Gold Class Entertainment LLC, iPic Gold Class Holdings, LLC, iPic Texas, LLC, iPic Media, LLC, Delray Beach Holdings, LLC, Bay Colony Realty, LLC, The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama.
10.2*	Second Modification Agreement, dated as of June 29, 2018 by and among iPic–Gold Class Entertainment LLC, iPic Gold Class Holdings, LLC, iPic Texas, LLC, iPic Media, LLC, Delray Beach Holdings, LLC, Bay Colony Realty, LLC, The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018	iPic Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: August 9, 2018	iPic Entertainment Inc.

	By:	/s/ Paul Westra
Paul Westra
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

