Form 10-Q
period 2018-09-30
iPic Entertainment Inc.
filed 2018-11-06
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Class A Common Stock, par value $0.0001 per share	7,112,974 shares
Class B Common Stock, par value $0.0001 per share	4,323,755 shares

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

You should not place undue reliance on forward looking statements. The cautionary statements identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our inability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets, including international markets;

●	our inability to optimize our theater circuit through new construction and transforming our existing theaters;

●	competition from other theater chains and restaurants;

●	our inability to operate profitably;

●	our dependence on a small number of suppliers for motion picture products;

●	our inability to manage fluctuations in attendance in the motion picture exhibition industry;

●	our inability to address the increased use of alternative film delivery methods or other forms of entertainment;

●	our ability to serve menu items that appeal to our guests and to avoid food safety problems;

●	our ability to compete and serve in a highly competitive and evolving industry;

●	our inability to obtain sufficient capital to open up new units, to renovate existing units and to deploy strategic initiatives;

●	our ability to address issues associated with entering into long-term non-cancelable leases;

●	our inability to protect against security breaches of confidential guest information;

●	our inability to manage our growth;

●	our inability to maintain sufficient levels of cash flow, or access to capital, to meet growth expectations;

●	our inability to manage our substantial level of outstanding debt;

●	our ability to continue as a going concern;

●	our failure to meet any operational and financial performance guidance we provide to the public;

●	our ability to compete and succeed in a highly competitive and evolving industry; and

●	we have identified a material weakness in our internal control over financial reporting which may result in our financial statements containing material misstatements or cause us to fail to meet our periodic reporting obligations.

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

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

iPic Entertainment Inc.
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$3,182	$10,505
Accounts receivable	3,421	5,313
Inventories	1,109	1,198
Prepaid expenses	1,551	3,423

Total current assets	9,263	20,439

Property and equipment, net	140,184	141,166
Deposits	243	218
Convertible note receivable	-	250

Total assets	$149,690	$162,073

Liabilities and Stockholders’ / Members’ Deficit
Accounts payable	$9,837	$11,759
Accrued expenses	2,158	2,709
Accrued interest	4,264	7,078
Accrued payroll	4,738	5,361
Accrued insurance	46	1,214
Taxes payable	1,233	1,232
Deferred revenue	4,335	8,144
Total current liabilities	26,611	37,497

Long-term debt – related party	176,562	142,603
Notes payable to related parties	-	50,242
Deferred rent	49,760	50,826
Accrued interest – long-term	710	5,130
Other long-term liabilities	1,325	-

Total liabilities	254,968	286,298

Commitments and Contingencies (Note 7)

Members’ deficit	-	(124,225)
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 7,112,974 issued and outstanding as of September 30, 2018	1	-
Class B Common Stock; $0.0001 par value; 25,000,000 shares authorized; 4,323,755 issued and outstanding as of September 30, 2018	-	-
Additional paid-in capital	(122,253)	-
Accumulated deficit	(9,853)	-
Total stockholders’ / members’ deficit attributable to iPic Entertainment Inc.	(132,105)	(124,225)

Non-controlling interests	26,827
Total stockholders’ / members’ deficit	(105,278)	(124,225)

Total Liabilities and Stockholders’ / Members’ Deficit	$149,690	$162,073

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Nine Months Ended		Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues
Food and beverage	$57,045	$55,270	$16,793	$17,569
Theater	46,933	45,550	14,160	14,770
Other	2,544	1,145	789	252
Total revenues	106,522	101,965	31,742	32,591

Operating expenses
Cost of food and beverage	15,275	15,154	4,557	4,847
Cost of theater	17,719	17,522	4,998	5,238
Operating payroll and benefits	29,254	28,480	9,657	9,574
Occupancy expenses	13,967	13,443	4,659	4,677
Other operating expenses	21,666	18,759	6,615	6,228
General and administrative expenses	13,616	11,061	4,256	4,424
Equity-based compensation	9,109	-	272	-
Depreciation and amortization expense	13,732	14,552	4,614	4,974
Pre-opening expenses	18	1,634	18	2
Impairment of property and equipment	-	3,332	-	-
Loss on abandonment of lease	1,839		-	-
Operating expenses	136,195	123,937	39,646	39,964

Operating loss	(29,673)	(21,972)	(7,904)	(7,373)

Other expense
Interest expense, net	(12,715)	(11,918)	(4,203)	(4,135)
Total other expense	(12,715)	(11,918)	(4,203)	(4,135)

Net loss before income tax expense	(42,388)	(33,890)	(12,107)	(11,508)

Income tax expense	65	65	22	22

Net loss	(42,453)	(33,955)	(12,129)	(11,530)
Less: Net loss attributable to non-controlling interests	(28,158)	-	(5,294)	-
Net loss attributable to iPic Entertainment Inc.	$(14,295)	$(33,955)	$(6,835)	$(11,530)

Net loss per Class A common share (Note 11)(1)
Basic	$(3.09)		$(1.03)
Diluted	$(3.09)		$(1.03)

Weighted-average number of Class A common shares outstanding (Note 11)(1)
Basic	3,189,884		6,664,405
Diluted	3,189,884		6,664,405

(1) Basic and diluted net loss per Class A common share is applicable only for periods after the Company’s IPO. See Note 11 “Net Loss per Share”.

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2018	2017

Cash used in operating activities	$(20,673)	$(11,670)

Cash flows from investing activities:
Purchases of property and equipment	(11,170)	(13,141)
Repayment of (investment in) convertible note receivable	250	(250)

Net cash used in investing activities	(10,920)	(13,391)

Cash flows from financing activities:
Members’ contributions	2,500	12,394
Proceeds from issuance of common stock sold in initial public offering, net of offering costs	12,325	-
Repayment of notes payable to related parties	(15,000)	(341)
Repayment of short-term borrowings	(1,738)	(1,327)
Borrowings on long-term debt – related party	26,183	13,550

Net cash provided by financing activities	24,270	24,276

Net (decrease) in cash and cash equivalents	(7,323)	(785)
Cash and cash equivalents at the beginning of period	10,505	4,653

Cash and cash equivalents at the end of period	$3,182	$3,868

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,561	$7,680
Cash paid for income taxes	$65	$87

Supplemental disclosures of non-cash activity:
Property and equipment financed through liabilities	$2,302	$908
Insurance premiums financed through short term borrowings	$1,738	$-
Interest payment-in-kind	$7,776	$-
Conversion of notes payable to related parties to equity	$37,157	$-
Non-cash capital distributions	$-	$2,270

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ / Members’ Deficit

(In thousands, except share and per share data)

	Members’ Deficit	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’/ Members’ Deficit Attributable to iPic Entertainment	Non-controlling	Total Stockholders’/ Members’ Deficit
		Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interests
Deficit – December 31, 2017	$(124,225)	-	$-	-	$-	$-	$-	$(124,225)	$-	$(124,225)
Activity prior to the initial public offering and related organizational transactions:
Net loss	(4,442)	-	-	-	-	-	-	(4,442)	-	(4,442)
Members’ contributions	2,500							2,500		2,500
Equity-based compensation	95	-	-	-	-	-	-	95	-	95
Effects of the initial public offering and related organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	-	818,429	-	-	-	1,375	-	1,375	10,948	12,323
Issuance of common stock		429,730	-	9,926,621	1	-	-	1		1
Conversion of notes payable and accrued interest	-		-		-	4,151		4,151	33,006	37,157
Allocation of equity to non-controlling interests in iPic-Gold Class Holdings, LLC	126,072	-	-	-	-	(14,083)	-	111,989	(111,989)	-
Activity subsequent to the initial public offering and related organizational transactions:
Net loss	-	-	-	-	-	-	(9,853)	(9,853)	(28,158)	(38,011)
Exchange of redeemable non-controlling interests for Class A common stock	-	5,602,866	1	(5,602,866)	(1)	47,232	-	47,232	(47,232)	-
Equity-based compensation	-	-	-	-	-	1,522	-	1,522	7,871	9,393
Issuance of Class A common stock	-	261,949	-	-	-	(69)	-	(69)	-	(69)
Remeasurement of redeemable non-controlling interests	-	-	-	-	-	(162,381)	-	(162,381)	162,381	-
Deficit – September 30, 2018	$-	7,112,974	$1	4,323,755	$-	$(122,253)	$(9,853)	$(132,105)	$26,827	$(105,278)

See accompanying notes to unaudited condensed consolidated financial statements.

iPic Entertainment Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018 and 2017

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

Holdings is considered a variable interest entity (“VIE”) of iPic. iPic is the primary beneficiary due to the following factors: it has an economic interest in Holdings, it is the sole managing member, and it has decision-making authority that significantly affects the economic performance of the entity, while the non-controlling interest holders have no substantive kick-out or participating rights. As a result, Holdings is consolidated as part of iPic. The assets and liabilities of Holdings represent all of our consolidated assets and liabilities.

As a result of the IPO and the related transactions on February 1, 2018, iPic consolidates the financial results of Holdings and iPic-Gold Class and its subsidiaries with its financial results and reports non-controlling interests to reflect the interests of Common Units (as defined below in Note 2 “Initial Public Offering”) of Holdings held by parties other than iPic. iPic-Gold Class has been determined to be the predecessor for accounting purposes and, accordingly, the unaudited condensed consolidated financial statements for periods prior to the IPO and Organizational Transactions (as defined below in Note 2 “Initial Public Offering”) have been adjusted to combine the previously separate entities for presentation purposes. Amounts as of December 31, 2017, for the period from January 1, 2018 to January 31, 2018, and for the three and nine months ended September 30, 2017 presented in the unaudited condensed consolidated financial statements and notes to unaudited condensed consolidated financial statements herein represent the historical operations of iPic-Gold Class. The amounts for the period from February 1, 2018 through September 30, 2018 reflect the consolidated operations of the Company. iPic and its subsidiaries are collectively referred to throughout the unaudited condensed consolidated financial statements and related notes as the “Company”, “we”, “our” or “us”.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the financial position of the Company as of September 30, 2018, the results of operations for the three and nine month periods ended September 30, 2018 and 2017 and the cash flows for the nine month periods ended September 30, 2018 and 2017, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2017.

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

Locations

At September 30, 2018 and 2017, the Company operated a total of fifteen and sixteen cinemas, respectively, in the following locations throughout the United States:

● Glendale, Wisconsin[1]	● Scottsdale, Arizona
● Pasadena, California	● Bolingbrook, Illinois
● Austin, Texas	● South Barrington, Illinois
● Fairview, Texas	● Los Angeles, California
● Boca Raton, Florida	● Houston, Texas
● Bethesda, Maryland	● Fort Lee, New Jersey
● North Miami, Florida	● New York, New York
● Redmond, Washington	● Dobbs Ferry, New York

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments are effective as of November 5, 2018. Among the amendments is the requirement for companies to present (either in a separate statement or in the notes to the financial statements) an analysis of the changes in each line item of stockholders’ equity and non-controlling interests, presented in the balance sheets, for interim financial statements in quarterly reports on Form 10-Q.

The Company is required to present for the quarterly reports on Form 10-Q the following items:

● A reconciliation of the beginning balance to the ending balance of shareholders’/members’ equity for each period for which a statement of operations is required to be filed, including all significant reconciling items.  Contributions from and distributions to owners must be shown separately;

● Any adjustments to the balance at the beginning of the earliest period presented for items which were retroactively applied to periods prior to that period;

● With respect to any dividends, state the amount per share and in the aggregate dividends for each class of shares;

● Any changes in the registrant’s ownership interest in a subsidiary on the equity attributable to the registrant.

These changes are to be adopted for interim periods beginning after the effective date of the amendments.  Therefore, the Company will reflect the amendments to the reporting requirements for its unaudited condensed consolidated financial statements for the first quarter of 2019.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

● In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09. The guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within that reporting period, as the Company is considered to be an emerging growth company. The Company has elected to defer the implementation to the first quarter of 2019.

● In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net) (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance for principal versus agent considerations.

● In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify certain aspects of identifying performance obligations and licensing implementation guidance.

● In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain narrow aspects of Accounting Standards Codification (“ASC”) Topic 606 including assessing collectability, presentation of sales taxes, noncash considerations, contract modifications and completed contracts at transition.

● In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 related to the disclosure of performance obligations, as well as other amendments related to loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

The amendments in these accounting standards updates may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted.

The Company will adopt the amendments within these accounting standards updates in the first quarter of 2019 using the modified retrospective transition method. The Company is continuing to evaluate the impact of these accounting standards updates on its consolidated financial statements, specifically with respect to its membership programs, gift cards and customer incentives. While we have not yet completed our analysis, we continue to evaluate the impact of the standard on our consolidated financial statements and will be better positioned to provide more detailed analysis and information within our 2018 Annual Report on Form 10-K.

In February 2016, the FASB codified Accounting Standards Codification (“ASC”) Topic No. 842, Leases, which requires companies to present substantially all leases on their balance sheets but continue to recognize expenses on their income statements in a manner similar to today’s accounting. The new guidance also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expenses expected to be recognized from existing leases. The new guidance requires companies to adopt its provisions by modified retrospective adoption and will be effective for public business entities for years beginning after December 15, 2018, including interim periods within those years. Nonpublic business entities should apply the amendments for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted for all entities upon issuance. In January 2018, the FASB issued ASU No. 2018-01, as an amendment to ASC Topic No. 842, Leases, which is a land easement practical expedient. If the Company elects to use this practical expedient, the Company would evaluate new or modified land easements under this ASU beginning at the date of adoption. The Company is currently evaluating the impacts this new guidance will have on its unaudited condensed consolidated financial statements. The Company currently expects that the majority of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company expects that adoption will result in a material increase in the assets and liabilities presented in its unaudited condensed consolidated balance sheets. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 and ASU No. 2018-11, Targeted Improvements to Topic 842. The amendments in ASU No. 2018-10 and ASU No. 2018-11 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842), and have the same effective and transition requirements as ASU No. 2016-02.

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

Note 2 — Initial public offering

Initial Public Offering

On February 1, 2018, iPic completed its IPO of 818,429 shares of Class A Common Stock at a price of $18.50 per share. iPic received approximately $13,600 in proceeds, net of underwriting discounts and commission, but before offering expenses of approximately $1,500. iPic used the proceeds to purchase 7.32% of newly issued common units of iPic-Gold Class Holdings LLC (“Common Units”), which became the sole managing member of iPic-Gold Class in a series of related transactions that occurred concurrently with the IPO, at a price per Common Unit equal to the IPO price per share of Class A Common Stock, less underwriting discounts and commissions. As a result of the IPO, the continuing owners of iPic-Gold Class Holdings LLC control approximately 92.68% of the combined voting power of all classes of iPic’s common stock as a result of their ownership of 429,730 shares of iPic’s Class A Common Stock and all of the outstanding shares of iPic’s Class B Common Stock, each share of which is entitled to one vote on all matters submitted to a vote of iPic’s stockholders.

Subsequent to the IPO and the Organizational Transactions (as defined below) our sole asset is Common Units of Holdings.

Organizational Transactions

Immediately prior to or in connection with the closing of our IPO on February 1, 2018, we and the pre-IPO owners of iPic-Gold Class (the “Original iPic Equity Owners”) consummated the following organizational transactions (the “Organizational Transactions”):

●	All of the membership interests in iPic-Gold Class were contributed by the Original iPic Equity Owners to Holdings in exchange for all of the membership interests in Holdings (the “LLC Interests”), following which iPic-Gold Class became 100% owned and controlled by Holdings;
●	We amended and restated the limited liability company agreement of Holdings (the “Holdings LLC Agreement”), to, among other things, provide for the organizational structure described below under “Organizational Structure Following the IPO”;
●	We amended and restated the limited liability company agreement of iPic-Gold Class to appoint Holdings as the sole managing member of iPic-Gold Class and to reflect iPic-Gold Class’s status as a wholly-owned subsidiary of Holdings;
●	Certain of the Original iPic Equity Owners transferred the LLC Interests that they held in Holdings to certain direct or indirect members of such Original iPic Equity Owners. The recipients of these LLC Interests, together with the Original iPic Equity Owners that did not transfer any of the LLC Interests that they held in Holdings, are collectively referred to herein as the “Continuing iPic Equity Owners”;
●	We amended and restated iPic’s Certificate of Incorporation to, among other things, (i) provide for Class A Common Stock and Class B Common Stock and (ii) issue shares of Class B Common Stock to the Continuing iPic Equity Owners, on a one-to-one basis with the number of LLC Interests they owned, for nominal consideration;
●	We issued 818,429 shares of our Class A Common Stock to the purchasers in the IPO in exchange for net proceeds of approximately $13,600 at $18.50 per share, after deducting selling agents’ discounts and commissions but before offering expenses payable by us.
●	We used all of the net proceeds from the IPO to purchase newly-issued LLC Interests from Holdings at a purchase price per interest equal to the net proceeds, before expenses, to us per share of Class A Common Stock, collectively representing 7.32% of Holdings’ outstanding LLC Interests; and
●	We issued 429,730 shares of our Class A Common Stock to certain Continuing iPic Equity Owners in exchange for an equivalent number our Class B Common Stock and LLC Interests they owned.

Organizational Structure Following the IPO

Immediately following the completion of the IPO:

●	iPic is the sole manager of Holdings, and Holdings is the sole managing member of iPic-Gold Class. iPic, therefore, directly or indirectly controls the business and affairs of, and conducts its day-to-day business through, iPic-Gold Class and its subsidiaries;
●	iPic’s Amended and Restated Certificate of Incorporation and the Holdings LLC Agreement require that (i) we at all times maintain a ratio of one LLC Interest owned by us for each share of Class A Common Stock issued by us (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) Holdings at all times maintain (x) a one-to-one ratio between the number of shares of Class A Common Stock issued by us and the number of LLC Interests owned by us and (y) a one-to-one ratio between the number of shares of Class B Common Stock owned by the Continuing iPic Equity Owners and the number of LLC Interests owned by the Continuing iPic Equity Owners;
●	Class A Common Stockholders own 1,248,159 shares of Class A Common Stock, representing approximately 11.17% of the combined voting power of our Class A and Class B Common Stock, and participate in approximately 11.17% of the economic interest in Holdings; and
●	The Continuing iPic Equity Owners own (i) LLC Interests, representing 88.83% of the economic interest in Holdings, and (ii) through their ownership of Class A and Class B Common Stock, approximately 92.68% of the combined voting power of our Class A and Class B Common Stock. Following the IPO, each LLC Interest held by the Continuing iPic Equity Owners is redeemable, at the election of such members, for, at our option, newly-issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). In the event of such election by a Continuing iPic Equity Owner, we may, at our option, instead effect a direct exchange of cash or Class A Common Stock for such LLC Interests in lieu of such a redemption. Any such redemption or exchange is required to be in accordance with the terms of the Holdings LLC Agreement. When a Continuing iPic Equity Owner’s LLC Interests are redeemed or exchanged, we will cancel the number of shares of Class B Common Stock held by such Continuing iPic Equity Owner equal to the number of LLC Interests of such Continuing iPic Equity Owner that were redeemed or exchanged. The decisions made by us are made by our board of directors, which currently includes directors who hold LLC Interests or are affiliated with holders of LLC Interests and may include additional directors with similar affiliations in the future.

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

Issuance of Warrants

On February 1, 2018, upon the closing of the IPO, the Company issued certain warrants to the selling agents (the “Selling Agents’ Warrants”) to purchase a number of shares of the Common Stock equal to 2.2% of the total shares of the Common Stock sold in the IPO. This equated to a total of 18,005 shares. The Selling Agents’ Warrants are exercisable commencing approximately 13 months after the date of the applicable closing, and will be exercisable for three and a half years after such date. The Selling Agents’ Warrants are not redeemable by the Company. The exercise price for the Selling Agents’ Warrants is $23.125 which equals 125% of the public offering price of $18.50 per share. The fair value of the warrants of $90 was offset against the proceeds received from the IPO.

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

The Company’s largest exposure to any single unconsolidated VIE is its responsibility to act under the completion guaranty whereby the Company is obligated to cover certain losses or additional capital calls required by Delray until the completion of the development of the project related to its ownership in Developer. Of this amount, the Company would be responsible for half with the other half being guaranteed by an affiliate of the other 50% owner of Developer. As of September 30, 2018 and December 31, 2017, the value of this potential guarantee was determined to be nominal, as the probability of the Company’s requirement to act under the guarantee was determined to be remote. The Company did not hold any assets or liabilities in any of the unconsolidated VIEs as of September 30, 2018 and December 31, 2017. The Company will continue to evaluate its relationships to these VIEs on an ongoing basis.

Note 4 — Property And Equipment

Property and equipment, net consists of the following:

	September 30, 2018	December 31, 2017
Leasehold improvements	$139,733	$137,675
Furniture, fixtures and office equipment	61,712	53,888
Construction in progress (site development)	4,223	2,124
Projection equipment and screens	12,718	12,330
Computer hardware and software	7,356	6,983
	225,742	213,000
Less: accumulated depreciation and amortization	(85,558)	(71,834)
Total	$140,184	$141,166

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

The Company has established a liability of $1,839 for the remaining lease obligation associated with the Glendale location in the accompanying unaudited condensed consolidated balance sheets. The current portion of the lease liability is included with “Accrued expenses” and the long-term portion is included in “Other long-term liabilities”. As of September 30, 2018, the future lease obligation was recorded at present value and discounted at an annual rate of 13%. Sublease payments were anticipated to be received 24 months from the abandonment date. The sublease payments were estimated to be 50% less than the Company’s lease payment obligation through the remainder of the lease.

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the nine months ended September 30, 2018 and 2017, the Company incurred interest costs totaling $12,715 and $12,113 respectively, of which $0 and $195 was capitalized, respectively. For the three months ended September 30, 2018 and 2017, the Company incurred interest costs totaling $4,203 and $4,135, respectively, of which $0 and $0 was capitalized, respectively.

NOTE 5 — BORROWINGS

Notes Payable to Related Parties

Notes payable to related parties consist of the following:

	September 30, 2018	December 31, 2017
5.00% VR iPic Finance, LLC notes	$--	$16,125
5.00% VR iPic Finance, LLC demand notes	--	14,461
10.50% Village Roadshow Attractions USA, Inc. notes	--	15,000
5.00% Village Roadshow Attractions USA, Inc. notes	--	1,071
5.00% iPic Holdings, LLC notes	--	547
5.00% Regal/Atom Holdings, LLC note	--	3,038
Total	$--	$50,242

On February 1, 2018, the 5% notes plus accrued interest totaling $37,157 were converted to equity to satisfy the holders’ capital call in accordance with the iPic-Gold Class LLC Agreement prior to the IPO.

The 10.50% Village Roadshow Attractions USA, Inc. note for $15,000 plus the minimum interest payable of $3,000 was refinanced through additional borrowings under the Non-revolving Credit Facility.

Long-Term Debt — Related Party

The Company has a $225,828 non-revolving credit facility (the “Non-revolving Credit Facility”) with the Teachers’ Retirement System of Alabama (the “TRSA”) and The Employees’ Retirement System of Alabama (the “ERSA”) (the TRSA and the ERSA are known collectively as the “RSA”). The terms of the facility provide that the Company can borrow under the facility for a thirteen-year period commencing September 30, 2010 in three tranches (hereinafter, “Tranche 1”, “Tranche 2”, and “Tranche 3”). Proceeds of the loans were initially to be used for up to 80% of eligible construction costs. As a condition to any advance, the Company was required to provide funding for the applicable project costs in an amount equal to 25% of such advance, with the proceeds of either (x) contributions to the Company from certain shareholders (other than RSA) or (y) subordinated loans to the Company from certain shareholders (other than RSA) (the “Matching Requirement”). In addition, the remaining availability required the Company to achieve certain operating targets to continue borrowing (the “Operating Target Requirement”). On June 22, 2018 the Non-revolving Credit Facility was modified to remove the matching requirement and to permit us to borrow up to $17,923 on five planned remodeling projects. An amount equal to eighty percent (80%) of the total costs to develop each project constitutes a “Project Tranche”. Any changes to the amount of a Project Tranche (either increases or decreases) are subject to prior written consent from the lender. On June 29, 2018 the Non-revolving Credit Facility was further modified to permit us to borrow funds up to $8,233 for working capital expenses (including, among other things, accrued interest on the Non-revolving Credit Facility, which may be paid in kind), in addition to the borrowing for planned 2018 remodeling projects. On June 29, 2018 the Non-revolving Credit Facility was amended to remove the Operating Target Requirement for planned remodeling and working capital advances.

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of September 30, 2018 and December 31, 2017. Of the total commitment amounts of $186,000 available in Tranche 3, $136,734 and $102,775 were borrowed as of September 30, 2018 and December 31, 2017, respectively.

The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at September 30, 2018 and December 31, 2017) and the effective interest rate of 6.95% is $710 and $976 at September 30, 2018 and December 31, 2017, respectively, and is recorded in “Accrued interest - long-term” in the accompanying unaudited condensed consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

Short-Term Financing

The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At September 30, 2018 and December 31, 2017, the Company’s obligation under premium financing arrangements was $46 and $1,214, respectively, and is included in accrued insurance in the accompanying unaudited condensed consolidated balance sheets.

NOTE 6 — DEFICIT

Non-controlling Interests

Immediately following the IPO, each LLC Interest held by the Continuing iPic Equity Owners is redeemable, at the election of such members, for, at the option of the majority of the Company’s Board of Directors, newly-issued shares of Class A Common Stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A Common Stock for each LLC Interest redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications). If iPic decides to make a cash payment, the Continuing iPic Equity Owners have the option to rescind the redemption request within a specified time period. Upon the exercise of the redemption right, the redeeming member will surrender its LLC Interests to Holdings for cancellation. If iPic does not make an election between share or cash settlement within a prescribed period, then it is deemed to have elected share settlement. Holders of the Class B Common Stock are not entitled to distributions or dividends, whether cash or stock, and have no economic interest in iPic. Holders of Class B Common Stock are entitled to cast one vote per share, with the number of shares of Class B Common Stock held by each Continuing iPic Equity Owner equivalent to the number of LLC Interests held by such Continuing iPic Equity Owner.

On July 12, 2018, in accordance with these provisions and other terms and conditions of the LLC Agreement, two non-controlling interest holders exchanged 100% of their respective membership interests (5,602,866 membership units) in Holdings for a corresponding number of shares of iPic’s Class A common stock. As part of the exchange, each investor’s shares of Class B common stock in iPic were canceled. Also, on July 20, 2018, Ajay Bijli, an independent director of the Board of Directors, (the “Board”) resigned. The resignation of Mr. Bijli left the remaining Board with four directors. Prior to the resignation, the majority of the Board was comprised of non-controlling interest holders. Consequently, and in accordance with ASC 480-10-S99-3A, the Company was required to record the non-controlling interest outside of permanent equity. However, upon resignation of Mr. Bijli, the criteria within ASC 480-10-S99-3A requiring classification outside of permanent equity was no longer met and, therefore the Company reclassified all remaining non-controlling interests to permanent equity. As of September 30, 2018, non-controlling interests were no longer considered to be redeemable, and the Company included all non-controlling interest within permanent equity.

Private Placement

On February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 in April 2017.

2017 Equity Incentive Plan

In connection with the IPO and related transactions, the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan”), was migrated to iPic. and any awards granted under the 2017 Equity Incentive Plan were converted into options to acquire Class A Common Stock of iPic. Under the plan, equity awards may be made in respect of 1,600,000 iPic shares, and the number of authorized shares is subject to automatic increases which begin in fiscal year 2019. Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights and share awards. The migration of the 2017 Equity Incentive Plan did not result in any changes to the terms and conditions, therefore no modification was deemed to have occurred.

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

Incentive stock options

The following is a summary of the Company’s Non-Qualified Options (as defined by Section 422 of the Internal Revenue Code of 1986, “Options”) activity:

	Options	Weighted Average Grant Date Fair Value Per Option	Weighted Average Exercise Price per Option
Outstanding - December 31, 2017	955,300	$4.58	$18.13
Exercisable - December 31, 2017	-	$-	$-
Granted	149,120	2.56	8.26
Exercised	-	-	-
Forfeited/Cancelled	(54,858)	4.52	17.84
Outstanding – September 30, 2018	1,049,562	$4.36	$17.04
Exercisable – September 30, 2018	355,887	$3.74	$14.04

On July 10, 2018, 114,119 options were granted to certain employees related to the 2017 bonus payout in lieu of cash. The bonus awards for 2017 were awarded in the form of 75% in cash and 25% in options. The options vested immediately upon issuance and the aggregate grant-date fair value was $382.

As of September 30, 2018, the weighted average remaining contractual term of Options outstanding was 9.50 years.

As of September 30, 2018, the total intrinsic value of the Options outstanding was $0.  A total of 154,562 Options were vested as of September 30, 2018.

The Company recognized an aggregate of $874 and $0 in compensation expense during the nine months ended September 30, 2018 and 2017, respectively, related to the Options. For the three months ended September 30, 2018 and 2017 the Company recognized an aggregate of $272 and $0 in compensation expense, respectively, related to the Option awards. At September 30, 2018, unrecognized stock-based compensation was $3,522 for the Options.

The fair value of the Options issued on July 10, 2018 and during the year ended December 31, 2017 were estimated using a Black-Scholes Options Pricing Model. For clarity, the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded and therefore the expected option term is calculated based on the simplified method, which results in an expected term based on the midpoint between the vesting date and the contractual term of the option.

Assumptions	July 10, 2018
Expected term (years)	2.5
Unit price	$8.26
Expected volatility	46.3%
Risk-free interest rate	2.63%
Dividend yield	0.00%

Restricted stock units

On December 6, 2017 iPic granted 483,864 Restricted Stock Units (“RSUs”) to our named executive officers and certain other employees. The awards contained no future service requirement and fully vested when the IPO occurred. Therefore, on February 1, 2018, the Company recognized compensation expense related to these RSUs of $8,235. The average grant date fair value of the RSUs was $17.02 per unit. At September 30, 2018 there was no unrecognized compensation costs related to the RSUs.

The RSUs will remain outstanding until the issuance of Class A shares on the different settlement dates. On May 15, 2018 247,755 of the RSUs were exchanged for Class A shares. On June 29, 2018 14,770 of the RSUs were exchanged for Class A shares. The remaining 221,339 RSUs will be exchanged for Class A shares on May 15, 2019.

Stock issuance

In accordance with the Holdings LLC Agreement, on July 12, 2018, each of Village Roadshow, Teachers’ Retirement System of Alabama and Employees’ Retirement System of Alabama assigned 100% of its respective membership units of Holdings to iPic in exchange for a corresponding number of shares of iPic’s Class A Common Stock (2,801,433 shares, 1,876,960 shares and 924,473 shares of Class A Common Stock, respectively) (the “Exchange”). As part of the Exchange and in accordance with iPic’s Amended and Restated Certificate of Incorporation, each such investor’s Class B common stock were canceled.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

At September 30, 2018, future minimum payments under non-cancelable operating leases are as follows.

2018 – 2019	$20,791
2019 – 2020	23,456
2020 – 2021	24,296
2021 – 2022	24,777
2022 – 2023	25,041
Thereafter	267,844

$386,205

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the nine months ended September 30 was as follows:

	2018	2017
Minimum rentals	$12,284	$11,069
Contingent rentals	-	(44)

	$12,284	$11,025

Rent expense during the three months ended September 30 was as follows:

	2018	2017
Minimum rentals	$4,097	$4,060
Contingent rentals	-	-

	$4,097	$4,060

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

The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. As of this date, the Company has not made a provision for the claim described above, due to the fact that it is currently not probable nor reasonably estimable. However, the outcome of the legal proceeding described above is uncertain, and depending upon what the facts reveal once the Company completes its investigation of the claim, it may choose to contest the suit or settle this claim. In either scenario, the Company could be subject to paying an amount that could have a material adverse impact on its results of operations in any given future reporting period.

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

NOTE 8 — INCOME TAXES

	Nine Months Ended September 30,
	2018	2017
Pre-tax book loss	$(42,388)	$(33,890)
Less: net loss prior to the Organizational Transactions	4,442	—
Less: net loss attributable to non-controlling interests	28,158	—
Net loss attributable to iPic before income taxes	$(9,788)	$(33,890)

Income taxes at U.S. federal statutory rate	$(2,055)	$(11,862)
State and local income taxes, net of federal benefit	(760)	(1,214)
Increase in valuation allowance	2,880	—
LLC flow-through structure	—	13,141
Income tax expense	$65	$65

	Three Months Ended September 30,
	2018	2017
Pre-tax book loss	$(12,107)	$(11,508)
Less: net loss prior to the Organizational Transactions	—	—
Less: net loss attributable to non-controlling interests	5,294	—
Net loss attributable to iPic before income taxes	$(6,813)	$(11,508)

Income taxes at U.S. federal statutory rate	$(1,430)	$(4,028)
State and local income taxes, net of federal benefit	(539)	(405)
Increase in valuation allowance	1,991	—
LLC flow-through structure	—	4,455
Income tax expense	$22	$22

We file U.S federal and state income tax returns in jurisdictions with varying statutes of limitations. As of September 30, 2018, the 2014 through 2016 tax years generally remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination. The Company currently does not have any income tax audits in process.

Upon completion of the IPO on February 1, 2018, iPic became subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of iPic-Gold Class and 100% economic owner). Prior to this date, and as noted in Note 1 “Organization and Summary of Significant Accounting Policies”, iPic-Gold Class was a limited liability company. Accordingly, pursuant to its election under Section 701 of the Internal Revenue Code, each item of income, gain, loss, deduction or credit of iPic-Gold Class was ultimately reportable by its members in their individual tax returns, except in certain states and local jurisdictions where iPic-Gold Class was subject to income taxes.

NOTE 9 — MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the nine months ended September 30, 2018 of $42,453. In addition, the Company’s liabilities exceeded its assets by $105,278 and the Company had a working capital deficit of $17,348 at September 30, 2018.

The Company had cash and cash equivalents of $3,182 at September 30, 2018 and used $20,673 in cash for operating activities for the nine months ended September 30, 2018.

The Company’s ability to continue as a going-concern is dependent on its ability to generate sufficient cash from operating activities, which is subject to achieving its operating plans, and the continued availability of funding sources. The main sources of funding are expected to be the RSA Non-revolving Credit Facility and equity financing.

Management considers the continued availability of the Non-revolving Credit Facility to be a significant condition to meeting its payment obligations related to remodeling projects and our new build project in Delray Beach, Florida. Management believes that growth into new locations is critical to the Company’s ability to receive funding. On June 22, 2018, the Non-revolving Credit Facility was amended to remove the Matching Requirement and the Operating Target Requirement. On June 22, 2018 the Non-revolving Credit Facility was also modified to permit us to borrow up to $17,923 on five planned remodeling projects. An amount equal to eighty percent (80%) of the total costs to develop each project constitutes a “Project Tranche”. Any changes to the amount of a Project Tranche (either increases or decreases) are subject to prior written consent from the lender. On June 29, 2018 the Non-revolving Credit Facility was further modified to permit us to borrow funds up to $8,233 for working capital expenses, in addition to the borrowing for planned 2018 remodeling projects.

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

NOTE 10 — NON-CONTROLLING INTERESTS

As of September 30, 2018, 62.19% of Holdings’ ownership interests was held by iPic. The non-controlling interests represent the Holdings’ ownership interests not held by iPic. The ownership is summarized as follows:

	September 30, 2018
	Units	Ownership %
iPic’s ownership of common units	7,112,974	62.19%
Non-controlling interest holders’ ownership of common units	4,323,755	37.81%
Total common units	11,436,729	100.00%

The Company uses the weighted-average ownership percentages during the period to calculate the pretax income or loss attributable to iPic. and the non-controlling interest holders of Holdings.

NOTE 11 — NET LOSS PER SHARE

The Company computed net loss per share only for the period our common stock was outstanding during 2018, referred to as the “Post-IPO Period”. We have defined the Post-IPO Period as February 1, 2018, the date our shares began trading on the NASDAQ, through September 30, 2018, or 150 days of activity for the reporting period ended September 30, 2018. Basic net loss per share is computed by dividing the net loss attributable to Class A Common Stockholders for the Post-IPO Period by the weighted-average number of shares of Class A Common Stock outstanding during the Post-IPO Period. The weighted average number of Restricted Stock Units to be settled in shares of Class A Common Stock became fully vested on the IPO date. On May 15, 2018, 247,755 of the RSUs were exchanged for Class A shares. On June 29, 2018 14,770 of the RSUs were exchanged for Class A shares. The remaining 221,339 RSUs will be exchanged for Class A shares on May 15, 2019. Prior to the IPO, the iPic-Gold Class membership structure included membership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per unit information has not been presented for periods prior to the IPO on February 1, 2018.

Diluted net loss per share is computed by adjusting the net loss available to Class A Common Stockholders and the weighted-average number of shares of Class A Common Stock outstanding to give effect to potentially dilutive securities. Shares of Class B Common Stock issued do not participate in earnings of the Company. As a result, the shares of Class B Common Stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of computing net loss per share. Class B Common Stockholders have the option to exchange an equivalent number of LLC Interests of Holdings for Class A Common Stock of iPic maintaining a one-to-one ratio. Therefore, the equivalent number of shares of Class A Common Stock could be issuable in exchange for the Class B Common Stockholders’ LLC Interests of Holdings.

Basic and diluted loss per share/unit for the period ended September 30, 2018:

	February 1, 2018 through	Three Months Ended
	September 30, 2018	September 30, 2018
Numerator:
Net loss attributable to iPic. – Actual Dollars	$(9,852,989)	$(6,833,024)
Denominator:
Class A Common Stock	2,892,197	6,443,066
Restricted Stock Units	297,687	221,339
Weighted-average Class A common shares outstanding for the period ended September 30, 2018	3,189,884	6,664,405

Net loss per Class A common share — basic and diluted	$(3.09)	$(1.03)

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

The following table summarizes the types of potentially dilutive securities outstanding as of September 30, 2018:

September 30, 2018

LLC Interests	4,323,755
Non-Qualified Options	1,014,561
Selling Agents’ Warrants	18,005
Total	5,356,321

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Growth Strategies and Outlook

Our growth strategy consists of the following components:

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 115 screens at 15 locations in 9 states with an additional 4 locations under construction and a pipeline of an additional 15 sites that either have a signed lease or are in lease negotiations. We believe that we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We have upgraded one Generation I and one Generation II locations in 2018 and plan to upgrade three more by the end of the year. We plan to open at least two new domestic units in 2019 and up to four domestic units per year for the foreseeable future thereafter. Based on our experience and analysis, along with research we engaged Eastern Consolidated Properties, Inc. to perform for us, we believe that over the long-term we have the potential to grow our iPic U.S. footprint to at least 200 U.S. units and to potentially explore overseas expansion as well. The rate of future growth in any particular period is inherently uncertain and is subject to numerous factors that are outside of our control. As a result, we do not currently have an anticipated timeframe to reach our long-term potential. We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

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

Key Performance Indicators

We monitor and analyze many key performance measures to manage our business and evaluate financial and operating performance. These measures include:

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional iPic locations in both new and existing markets. The success of our new iPic locations is indicative of our brand appeal and the efficacy of our site selection and operating models. In 2016 we opened two new iPic locations, and in 2017 we opened one new iPic location. We recently signed leases for new stores at Atlanta, GA, Irvine, CA and Hicksville, NY.

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 13 and 15 stores at the end of September 2017 and September 2018, respectively. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales-mix changes.

We have changed the way we calculate comparable-store sales to now include 100% of our revenue. Our prior calculation method excluded most revenue that was not directly associated with on-site theater box-office sales and/or food-and-beverage sales; and thus, it excluded our growing net revenue streams associated with, for instance, membership fees and sponsorship income. We believe including 100% of our revenues within our comparable-store sales calculation provides better insight into the overall health of our business. The below table shows our quarterly comparable-store sales calculations for 2017 and 2018 year-to-date using our prior method and our new method.

	Q1 2017	Q2 2017	Q3 2017	Q4 2017	FY 2017	Q1 2018	Q2 2018	Q3 2018
Previous Method	-1.8%	-4.3%	-16.5%	-7.9%	-7.7%	-5.1%	6.9%	-4.1%
New Method	-1.4%	-3.2%	-16.0%	-12.4%	-8.5%	-2.8%	9.2%	-0.6%

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

Food and Beverage Revenue is our largest source of revenue, amounting to $57.0 million for the nine months ended September 30, 2018. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and concepts as described in our restaurant brands section. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

Theater Revenue is our second largest source of revenue, amounting to $46.9 million for the nine months ended September 30, 2018. We predominantly license first-run films from major distributors through direct negotiation. All of our theaters are equipped to offer content in 2D and 3D format. Theater revenue depends largely on the timing and popularity of films released by distributors, so revenues attributed to any one particular distributor can vary significantly from year to year based on content. Theater revenue includes revenue from all sponsorship activities, advertising, rental of auditoriums for private functions, live shows, gaming events, academy screenings, corporate functions, corporate rentals, other revenue-generating showings, and other fees.

Other Revenue amounted to $2.5 million for the nine months ended September 30, 2018. Other revenue includes membership revenue, bowling, parking and valet, and gift card breakage.

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

Income Taxes: Upon completion of the IPO on February 1, 2018, iPic is subject to U.S. federal income taxes, as well as state and local taxes, which will be an allocable share of any net taxable income of Holdings (the sole managing member of iPic-Gold Class and 100% economic owner). Historically, we filed our income tax returns as a limited liability company and have been taxed as a partnership for U.S. federal and state income tax purposes. Accordingly, each item of our income, gain, loss, deduction or credit has been ultimately reportable by our members on their individual tax returns, except in certain states and local jurisdictions where we have been subject to income taxes. As such, we have not recorded a provision for federal income taxes or for taxes in states and local jurisdictions that do not assess taxes at the entity level, for periods prior to the IPO.

A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more-likely-than-not test, no tax benefit is recorded. The Company’s tax filings are generally subject to examination for a period of three years from the filing date. Management has not identified any tax position taken that requires income tax reserves to be established.

We recognize interest and penalties related to income tax matters in income tax expense. We have no amounts accrued for interest or penalties at September 30, 2018 and December 31, 2017. We do not expect the total amount of unrecognized tax benefits to significantly change in the next year.

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

($ in thousands)

	Nine Months Ended		Three Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues
Food and beverage	$57,045	$55,270	$16,793	$17,569
Theater	46,933	45,550	14,160	14,770
Other	2,544	1,145	789	252
Total revenues	106,522	101,965	31,742	32,591

Operating expenses
Cost of food and beverage	15,275	15,154	4,557	4,847
Cost of theater	17,719	17,522	4,998	5,238
Operating payroll and benefits	29,254	28,480	9,657	9,574
Occupancy expenses	13,967	13,443	4,659	4,677
Other operating expenses	21,666	18,759	6,615	6,228
General and administrative expenses	13,616	11,061	4,256	4,424
Equity-based compensation	9,109	-	272	-
Depreciation and amortization expense	13,732	14,552	4,614	4,974
Pre-opening expenses	18	1,634	18	2
Impairment of property and equipment	-	3,332	-	-
Loss on abandonment of lease	1,839		-	-
Operating expenses	136,195	123,937	39,646	39,964

Operating loss	(29,673)	(21,972)	(7,904)	(7,373)

Other expense
Interest expense, net	(12,715)	(11,918)	(4,203)	(4,135)
Total other expense	(12,715)	(11,918)	(4,203)	(4,135)

Net loss before income tax expense	(42,388)	(33,890)	(12,107)	(11,508)

Income tax expense	65	65	22	22

Net loss	(42,453)	(33,955)	(12,129)	(11,530)
Less: Net loss attributable to non-controlling interests	(28,158)	-	(5,294)	-
Net loss attributable to iPic	$(14,295)	$(33,955)	$(6,835)	$(11,530)

Period-to-Period Comparisons

We have incurred net losses and currently have negative cash flows from operating activities. We anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Nine months ended September 30, 2018 versus September 30, 2017

Revenues

Total revenue for the nine months ended September 30, 2018 increased by $4.5 million to $106.5 million, which represented a 4.5% increase in total revenue as compared to $102.0 million of revenue in the nine months ended September 30, 2017. The $4.5 million increase in revenue was derived from the following sources: (i) $2.7 million from a net increase in year-over-year revenue from non-comparable stores and in other revenue, with increases at our Dobbs Ferry, NY location partially offset by decreases at our closed Glendale, WI location; and (ii) a $1.8 million or 1.8% increase in comparable-store sales.

Cost of Food and Beverage

In the nine months ended September 30, 2018, cost of food and beverage increased by $0.1 million to $15.3 million (or to 26.8% of applicable revenue) from $15.2 million (or 27.4% of applicable revenue) in the nine months ended September 30, 2017. The decrease in food and beverage costs as a percent of applicable sales was driven by a same-store margin improvement of 73 basis points, which was partially offset by the impact of higher year-over-year food and beverage costs at non-comparable stores at our Dobbs Ferry, NY location and at our former Glendale, WI location.

Cost of Theater

In the nine months ended September 30, 2018, cost of theater increased by $0.2 million to $17.7 million (or to 37.8% of applicable revenue) from $17.5 million (or 38.5% of applicable revenue) in the nine months ended September 30, 2017. Cost of theater decreased as a percentage of applicable sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the nine months ended September 30, 2018, operating payroll and benefits increased by $0.8 million to $29.3 million (or to 27.5% of total revenue) from $28.5 million (or 27.9% of total revenue) in the nine months ended September 30, 2017. The increase in operating payroll and benefits was derived from the following sources: (i) $1.5 million higher year-over-year labor costs from non-comparable stores, with increases at our Dobbs Ferry, NY location partially offset by decreases at our former Glendale, WI location; (ii) $0.8 million increase in labor costs at comparable stores; and (iii) a reversal of a prior bonus accrual of $1.5 million.

Occupancy Expenses

In the nine months ended September 30, 2018, occupancy expenses increased by $0.6 million to $14.0 million (or to 13.1% of total revenue) from $13.4 million (or 13.2% of total revenue) in the nine months ended September 30, 2017. The increase in occupancy expenses was derived from the following sources: (i) $0.1 million increase in occupancy expenses associated with our non-comparable stores including Dobbs Ferry, NY; and (ii) $0.5 million increase in occupancy expenses at comparable stores.

Other Operating Expenses

In the nine months ended September 30, 2018, other operating expenses increased by $2.9 million to $21.7 million (or to 20.3% of total revenue) from $18.8 million (or 18.4% of total revenue) in the nine months ended September 30, 2017. The increase in other operating expenses was derived from the following sources: (i) $0.4 million increase in other operating expenses associated at non-comparable stores; (ii) a $2.5 million increase in other operating expenses at comparable stores; and (iii) no change in non-recurring charges to $1.1 million in the nine months ended September 30, 2018 from $1.1 million in the nine months ended September 30, 2017. The year-over-year increase in other operating expenses as a percentage of sales was due to increased non-recurring costs related to the IPO, production and staging costs for our live entertainment shows, and an increased amount of repair and maintenance work across the circuit.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the nine months ended September 30, 2018, general and administrative expenses increased by $2.5 million to $13.6 million (or 12.8% of total revenue) from $11.1 million (or 10.8% of total revenue) in the nine months ended September 30, 2017. General and administrative expenses as a percent of total revenue increased due to additional staffing and overhead expenses required to support our new location in Dobbs Ferry, NY and to cover certain costs incurred as a result of becoming a publicly traded company (director’s fees, D&O insurance, professional fees, etc.).

Equity-based Compensation

In the nine months ended September 30, 2018, equity-based compensation increased by $9.1 million to $9.1 million from $0.0 million in the nine months ended September 30, 2017. The increase was a result of equity-based compensation related to Non-Qualified Options and Restricted Stock Units issued to employees as part of the IPO and options granted to certain employees related to the 2017 bonus payout in lieu of cash.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the nine months ended September 30, 2018, depreciation and amortization expense decreased by $0.9 million to $13.7 million from $14.6 million in the nine months ended September 30, 2017. The majority of this decrease was due to certain asset groups, including furniture, fixtures, and office equipment, becoming fully depreciated before the start of the 2018 period.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the nine months ended September 30, 2018, pre-opening expenses decreased by $1.6 million to $0.0 million from $1.6 million in the nine months ended September 30, 2017.

Impairment of Property and Equipment

In the nine months ended September 30, 2018, impairment of property and equipment decreased by $3.3 million to $0.0 million from $3.3 million in the nine months ended September 30, 2017. This was due to a $3.3 million impairment charge taken at our Scottsdale, AZ location.

Loss on Abandonment of Lease

In the nine months ended September 30, 2018, loss on abandonment of lease increased by $1.8 million to $1.8 million from $0.0 million in the nine months ended September 30, 2017. This was due to $1.8 million in costs associated with lease abandonment at our former Glendale, WI location. The Company announced the closing of this location effective March 8, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of site during the first quarter of 2018.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the nine months ended September 30, 2018, interest expense increased by $0.8 million to $12.7 million from $11.9 million in the nine months ended September 30, 2017. The increase in interest expense was a result of higher debt levels associated with the Non-revolving Credit Facility for full-period financing charges associated with our newest locations, as well as, the additional interest owed to comply with the minimum interest payment, required to refinance a promissory note.

Income Tax Expense

In the nine months ended September 30, 2018, income tax expense remained consistent with the income tax expense in the nine months ended September 30, 2017. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Three months ended September 30, 2018 versus September 30, 2017

Revenues

Total revenue for the three months ended September 30, 2018 decreased by $0.9 million to $31.7 million, which represented a 2.6% decrease in total revenue as compared to $32.6 million of revenue in the three months ended September 30, 2017. The $0.9 million decrease in revenue was derived from the following sources: (i) $0.7 million from a net decrease in year-over-year revenue from non-comparable stores and in other revenue; and (ii) a $0.2 million or 0.6% decrease in comparable-store sales.

Cost of Food and Beverage

In the three months ended September 30, 2018, cost of food and beverage decreased by $0.2 million to $4.6 million (or to 27.1% of applicable revenue) from $4.8 million (or 27.6% of applicable revenue) in the three months ended September 30, 2017. The decrease in food and beverage costs as a percent of applicable sales was due largely to a 36 basis-point improvement in same-store margins.

Cost of Theater

In the three months ended September 30, 2018, cost of theater decreased by $0.2 million to $5.0 million (or to 35.3% of applicable revenue) from $5.2 million (or 35.5% of applicable revenue) in the three months ended September 30, 2017. Cost of theater decreased as a percentage of applicable sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the three months ended September 30, 2018, operating payroll and benefits increased by $0.1 million to $9.7 million (or to 30.4% of total revenue) from $9.6 million (or 29.4% of total revenue) in the three months ended September 30, 2017. The increase in operating payroll and benefits was derived from the following sources: (i) $0.2 million lower year-over-year labor costs from non-comparable stores; and (ii) $0.3 million increase in labor costs at comparable stores.

Occupancy Expenses

In the three months ended September 30, 2018, occupancy expenses remained unchanged at $4.7 million from the three months ended September 30, 2017. The net zero impact to occupancy expenses was derived from the following sources: (i) $0.1 million decrease in occupancy expenses associated with our non-comparable stores; and (ii) $0.1 million increase in occupancy expenses at comparable stores.

Other Operating Expenses

In the three months ended September 30, 2018, other operating expenses increased by $0.4 million to $6.6 million (or to 20.8% of total revenue) from $6.2 million (or 19.2% of total revenue) in the three months ended September 30, 2017. The increase in other operating expenses was derived from the following sources: (i) $0.9 million increase in other operating expenses at comparable stores; and (ii) a $0.5 million decrease in non-recurring charges to $0.2 million in the three months ended September 30, 2018 from $0.7 million in the three months ended September 30, 2017. The year-over-year increase in other operating expenses as a percentage of sales was due to increased non-recurring costs related to the IPO, production and staging costs for our live entertainment shows, and an increased amount of repair and maintenance work across the circuit.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the three months ended September 30, 2018, general and administrative expenses decreased by $0.1 million to $4.3 million (or 13.4% of total revenue) from $4.4 million (or 13.6% of total revenue) in the three months ended September 30, 2017.

Equity-based Compensation

The three months ended September 30, 2018, equity-based compensation increased by $0.3 million to $0.3 million from $0.0 million in the three months ended September 30, 2017. The increase was a result of equity-based compensation related to Non-Qualified Options and Restricted Stock Units issued to employees as part of the IPO and options granted to certain employees related to the 2017 bonus payout in lieu of cash.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the three months ended September 30, 2018, depreciation and amortization expense decreased by $0.4 million to $4.6 million from $5.0 million in the three months ended September 30, 2017. The majority of this decrease was due to certain asset groups becoming fully depreciated before the start of the 2018 period.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the three months ended September 30, 2018, pre-opening expenses increased by $0.016 million to $0.018 million from $0.002 million in the three months ended September 30, 2017.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the three months ended September 30, 2018, interest expense increased by $0.1 million to $4.2 million from $4.1 million in the three months ended September 30, 2017. The increase in interest expense was a result of higher debt levels associated with the Non-revolving Credit Facility.

Income Tax Expense

In the three months ended September 30, 2018, income tax expense remained consistent with the income tax expense in the three months ended September 30, 2017. Our effective tax rate differs from the statutory rate due to changes in the tax valuation allowance, the deduction for FICA tip credits, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.

Liquidity and Capital Resources

Based upon our working capital deficiency of $17.3 million and net asset deficit of $105.3 million, as of September 30, 2018, we require and are actively exploring additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern. Additionally, we are required to comply with SEC and Nasdaq rules and requirements when raising capital, which may make it more difficult for us to raise significant amounts of capital. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

In the nine months ended September 30, 2018, working capital decreased by $0.2 million, to a deficiency of $17.3 million at September 30, 2018, compared to a deficiency of $17.1 million at December 31, 2017. This decrease stemmed largely from changes in accrued interest and deferred revenue during this period.

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

$ in thousands

	Nine months ended
	September 30, 2018	September 30, 2017
Net cash used in operating activities	$(20,673)	$(11,670)
Net cash used in investing activities	(10,920)	(13,391)
Net cash provided by financing activities	24,270	24,276
Net decrease in cash	(7,323)	(785)
Cash at beginning of period	10,505	4,653
Cash at end of period	$3,182	$3,868

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2018 and for the nine months ended September 30, 2017 of $20.7 million and $11.7 million, respectively. The decrease in cash flows from operating activities for the 2018 period as compared to the 2017 period was caused by larger net losses and impacts of timing adjustments on accrued interest.

Investing Activities

During the nine months ended September 30, 2018, net cash in the amount of $10.9 million was used in investing activities, while during the nine months ended September 30, 2017, net cash used in investing activities was $13.4 million, primarily due to the construction of new sites.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 and the nine months ended September 30, 2017 was $24.3 million and $24.3 million, respectively. During the nine months ended September 30, 2018, $12.3 million of financing was provided by the issuance of common stock sold in the initial public offering. During the nine months ended September 30, 2017, $11.9 million of the financing activity was a result of net debt additions and $12.4 million was a result of members’ contributions.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our audited financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the nine months ended September 30, 2018.

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

EBITDA, Adjusted EBITDA and Store-Level EBITDA are not GAAP measures of our financial performance or liquidity and should not be considered as alternatives to net income (loss) as a measure of financial performance or cash flows from operations as measures of liquidity, or any other performance measure derived in accordance with GAAP. Our presentation of EBITDA, Adjusted EBITDA and Store-Level EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, EBITDA, Adjusted EBITDA and Store-Level EBITDA are not intended to be measures of free cash flow for management’s discretionary use, as they do not reflect tax payments, debt service requirements, capital expenditures, iPic openings and certain other cash costs that may recur in the future, including, among other things, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized. Management compensates for these limitations by relying on our GAAP results in addition to using EBITDA and Adjusted EBITDA. Our measures of EBITDA, Adjusted EBITDA and Store-Level EBITDA are not necessarily comparable to similarly titled captions of other companies due to different methods of calculation.

Non-GAAP Financial Measures

$ in thousands

	Nine Months ended		Three Months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net loss	$(42,453)	$(33,955)	$(12,129)	$(11,530)
Plus:
Interest expense	12,715	11,918	4,203	4,135
Income tax expense	65	65	22	22
Depreciation and amortization expense	13,732	14,552	4,614	4,974
EBITDA	(15,941)	(7,420)	(3,290)	(2,399)

Plus:
Pre-opening expenses	18	1,634	18	2
Equity-based compensation	9,109	-	272	-
Impairment of property and equipment	-	3,332	-	-
Loss on abandonment of lease	1,839	-	-	-
Non-recurring charges	1,136	1,069	202	696
Adjusted EBITDA	(3,839)	(1,385)	(2,798)	(1,701)

Plus:
General and administrative expense	13,616	11,061	4,256	4,424
Store-Level EBITDA	$9,777	$9,676	$1,458	$2,723

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a–15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act). In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our unaudited condensed consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

As previously disclosed in the Offering Circular we filed with the SEC pursuant to Rule 253(g)(2) under the Securities Act of 1933, as amended (File No. 024-10773) and as described in the “Risk Factors” section of our Form 10-K filed with the SEC on May 1, 2018, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we do not have an effective control environment because we do not have formalized internal control policies and procedures. We have also identified material weaknesses related to our lack of adequate review of complex accounting matters and improperly designed period end financial reporting controls.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including controls designed to require reviews of complex areas in a timely manner. In addition, we are designing and implementing improved processes and internal controls throughout the organization, including enhancing our control environment and our period end financial reporting process such as formalizing our internal control documentation and strengthening supervisory reviews by our management. In this regard, we have recently completed a project to redesign and implement controls over information technology and have remediated the associated weakness in our internal control over financial reporting. While we are designing, documenting and implementing improved processes and internal controls, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our consolidated financial statements or cause us to fail to meet our reporting obligations.

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

Changes in internal control over our financial reporting

Except as noted above with respect to the remediation of our controls over information technology, there was no change in our internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 6, 2018	iPic Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 6, 2018	iPic Entertainment Inc.

	By:	/s/ Paul Westra
Paul Westra
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

