Form 10-K
period 2018-12-31
iPic Entertainment Inc.
filed 2019-04-01
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $12,156,369. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NASDAQ Global Select Market on June 30, 2018 (1,510,108 shares at a closing price per share of $8.05).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 1, 2019
Class A Common Stock, par value $0.0001 per share	7,144,133 shares
Class B Common Stock, par value $0.0001 per share	4,323,755 shares

Documents Incorporated by Reference

Portions of the registrant’s definitive 2019 proxy statement, anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Form 10-K.

iPic Entertainment Inc.

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

i

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report on Form 10-K, including in “Risk Factors” and elsewhere, identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our inability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets, including international markets;

●	our inability to obtain sufficient capital to open up new locations, to renovate existing locations and to deploy strategic initiatives;

●	our inability to manage our substantial level of outstanding debt;

●	our inability to optimize our theater circuit through new construction and transforming our existing theaters;

●	competition from other theater chains and restaurants;

●	our inability to operate profitably;

●	our dependence on a small number of suppliers for motion picture products;

●	our inability to manage fluctuations in attendance in the motion picture exhibition industry;

●	our inability to address the increased use of alternative film delivery methods or other forms of entertainment;

●	our inability to control for a change in the type and breadth of movies offered by motion picture studios and the appeal of such movies to our demographic base;

●	our ability to serve menu items that appeal to our guests and to avoid food safety problems;

●	our ability to address issues associated with entering into long-term non-cancelable leases;

●	our inability to protect against security breaches of confidential guest information;

●	our inability to manage our growth;

●	our inability to maintain sufficient levels of cash flow, or access to capital, to meet growth expectations;

●	our ability to continue as a going concern;

●	our inability to maintain compliance with NASDAQ listing standards;

●	our failure to meet any operational and financial performance guidance we provide to the public; and

●	our ability to compete and succeed in a highly competitive and evolving industry.

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

Overview

iPic Entertainment Inc. (“iPic”, the “Company”, “we”, “our” or “us”) strives to be our guests’ favorite local destination for a night out on the town. Our newest locations blend three distinct areas — a polished-casual restaurant, a farm-to-glass full-service bar, and our world-class luxury theater auditoriums with in-theater dining — into a one-of-a-kind experience. Our team endeavors to deliver world class hospitality in innovative, one-of-a-kind theaters which we believe are among the finest in the world. Our chefs and mixologists create craveable food and drink offerings that are outstanding on a standalone basis, but it is the interplay between our movie-entertainment, dining and full-service bar areas that is the defining feature of a typical four-hour guest experience. We thoughtfully design the layout, ambiance, and energy-flow of each unit to maximize the crossover between these activities. With constantly changing movie content and menu offerings, each visit is different, providing our customers with a reason to visit us repeatedly. We believe we deliver an experience that is innovative, unique and cannot be easily replicated at home or elsewhere without the hassle of having to visit multiple destinations. Our locations also act as great venues for private events, family and business functions and other corporate-sponsored events. We believe our concept is well-positioned within today’s ever-increasing experiential economy.

We believe we pioneered the concept of polished-casual dining in a luxury theater auditorium and are one of the largest combined movie theater and restaurant entertainment destinations with locations engineered from the ground up to provide our guests with a luxurious movie-going experience at an affordable price. We currently operate 123 screens at 16 locations in 9 states, with an additional 3 locations under construction, and a pipeline of an additional 12 sites that either have a signed lease or are in lease negotiations.

Our iPic locations have three different formats. In 2018, the Company closed one location and remodeled five locations.

Our Generation I locations: We have two locations that are designated as our First-Generation format (South Barrington, IL; and Bolingbrook, IL). These locations were built between 2007 and 2010, and do not have a separate restaurant attached. These sites tested and validated the business-model for Premium Plus seating and service, and, over time, began to showcase the synergistic opportunity of having a complementary restaurant and dining experience within the facility. In 2018, these Generation I locations averaged approximately $4.5 million of revenues, or about $0.6 million per screen. The Company closed its Glendale, WI location, an original Generation I location, effective March 8, 2018.

Our Generation II locations: Locations in our Second-Generation format (Boca Raton, FL; Bethesda, MD; Westwood, CA; and Miami, FL) were built in 2011 to 2014. These Generation II locations feature a Tuck Hospitality Group signature restaurant (City Perch, Tanzy, or Tuck Room Tavern). Among other things, these locations further expand the quality and quantity of our Premium Plus auditorium sections (which generally sell out first, indicating growing consumer preference for added luxury and service), upgraded the in-theater dining experience with our redesigned iPic Express offerings, and launched the iPic Life program, which is a 20-minute on screen lifestyle program. In 2018, our Generation II locations averaged approximately $12.6 million of revenues, or about $1.7 million per screen.

Our Generation III locations: The latest four iPic openings are representative of our Third-Generation format (Houston, TX; Ft. Lee, NJ; Fulton Market, NY; and Dobbs Ferry, NY) and represent our go-forward development design for the foreseeable future. These locations include our perfected auditorium layout (six to eight screens, 500 seats, and elevated ratio of Premium Plus seating) and introduced our patent-pending POD seating and patented chaise lounges. In 2018, our Generation III locations averaged approximately $13.6 million of revenues, or about $1.7 million per screen.

Remodeled Locations: Five iPic locations were remodeled in 2018. Four locations previously considered as Generation I locations (Redmond, WA; Pasadena, CA; Austin, TX; and Fairview, TX) were remodeled to offer exclusively Premium Plus seating and one unit previously considered as a Generation II location (Scottsdale, AZ) was remodeled to offer predominantly Premium Plus seating. In 2018, these locations averaged approximately $6.7 million of revenues, or about $0.9 million per screen. These figures include significant screen closure periods during remodeling projects, ranging from 6 to 8 weeks with at least 2 auditoriums closing at a time.

Growth Strategies and Outlook

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 123 screens at 16 locations in 9 states with an additional 3 locations under construction and a pipeline of an additional 12 sites that either have a signed lease or are in lease negotiation. We believe we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We upgraded four of our six Generation I locations in 2018 and plan to open at least two new domestic locations in 2019.

We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

Pursuing international growth opportunities. We are actively exploring the potential to expand the iPic brand internationally through licensed or asset-light partnerships. We signed a non-binding Memorandum of Understanding with BAS Global Investments to develop luxurious restaurant-and-theater iPic locations throughout The Kingdom of Saudi Arabia. As of November 6, 2018, we were cleared to receive a license to operate theaters in the Kingdom of Saudi Arabia, and should receive the license once the required final documents are processed.

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

Enhance brand awareness and drive incremental visits to our locations through innovative marketing and promotions. We plan to continue investing a significant portion of our marketing spend in social-media advertising. We have recently launched customized local store marketing programs to increase new visits and repeat visits to individual locations. Our guest loyalty program currently has approximately 2 million members, and we are aggressively improving our search engine and social marketing efforts. Our loyalty program and digital efforts allow us to communicate promotional offers directly to our most passionate brand fans. We also leverage our investments in technology across our marketing platform, including in-store marketing initiatives to drive incremental sales throughout the iPic location.

Grow our special events usage. We plan to continue to leverage and add resources to our special events sales effort to grow our corporate and personal event business. In addition to driving revenue, we believe our special events business is an important sampling opportunity for these guests because many are experiencing iPic for the first time.

Improving profitability from existing locations. A significant revenue driver will be the remodeling of the Company’s Generation I legacy locations into Generation III designs that, among other things, will include the installation of predominately Premium Plus seating, including iPic’s latest patent pending pod seats and patented chaise lounges. Our Generation III designs, which contain significantly more Premium Plus seating, generate significantly higher revenue per screen than our Generation I locations. We completed five remodels in 2018; four Generation I sites were remodeled and one Generation II site was remodeled.

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

Increasing digital growth options (membership and sponsorship). The Company plans to leverage its growing membership network as the brand expands and increases its market presence. In 2018, iPic’s members that have visited a location over the past year accounted for approximately 48% of revenue. In 2018, the Company earned $3.3 million from corporate sponsorships and believes that it has the opportunity to significantly grow its local and national sponsorship revenue.

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

We have improved marketing effectiveness in 2018 through a number of initiatives designed to improve our local marketing plans, in-store promotions, digital loyalty programs and digital interfaces with consumers that included:

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

Operations — Food and Beverage and Cinema

Our Restaurant Brands

Our Tuck Hospitality Group operates five different and distinct restaurant brands under the leadership of 3-time James Beard Award winning chef and FoodTV personality Sherry Yard. Each future iPic location will consist of one of our fine polished-casual dining concepts.

City Perch Kitchen + Bar is a social seasonal American dining destination concept featuring locally-sourced ingredients.

Tanzy offers artisanal Italian cuisine is focused on garden-fresh modern Italian flavors in a social environment to share with friends, family, and colleagues.

The Tuck Room is a spirited drinking and dining den concept with a vibrant social destination with an inviting and intimate atmosphere.

The Tuck Room Tavern is a neighborhood place where you can eat and drink with enthusiasm and pleasure featuring American cuisine.

iPic Express is our answer to a theater concession stand that features a chef-driven menu from our in-house and guest chefs, prepared to order for our Premium Plus customers to be carried to their seats by our Ninja servers or for our Premium-Level guests to carry into the cinema

Management. Food and Beverage management is headed by our Chief Operating Officer. Supported by the National Beverage Director and the Vice President of Restaurant Operations, the Food and Beverage management team is responsible for developing and operating all of iPic’s food service operations.

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

The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Our theaters are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Moviegoers are not as brand conscious as certain other types of consumers and usually choose a theater based on its location, the films showing there, showtimes and its amenities. We also face competition from increasingly sophisticated home-based and on-the-go forms of entertainment, such as video-on-demand, video streaming services — such as Netflix, Amazon Prime and Hulu — internet and video gaming.

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

Seasonality

Our revenues are dependent upon the timing and popularity of film releases by distributors. The most marketable films are usually released during the summer and the year-end holiday season. Therefore, our business is subject to significant seasonal fluctuations, with higher attendance and revenues generally occurring during the summer months and year-end holiday season. We license first-run motion pictures, the success of which has increasingly depended on the marketing efforts of the major motion picture studios. Poor performance of, or any disruption in the production of these motion pictures (including by reason of a strike or lack of adequate financing), or a reduction in the marketing efforts of the major motion picture studios, could hurt our business and results of operations. Conversely, the successful performance of these motion pictures, particularly the sustained success of any one motion picture, or an increase in effective marketing efforts of the major motion picture studios, may generate positive results for our business and operations in a specific quarter or year that may not necessarily be indicative of, or comparable to, future results of operations. Given the relatively small number of theaters and screens that we operate (particularly when compared to our larger competitors), if a major motion picture studio decides to delay the release of a first-run motion picture from one quarter to a subsequent quarter, that could have a material adverse effect on our results of operations in the earlier quarter. As movie studios rely on a smaller number of higher grossing blockbuster films, there may be increased pressure for higher film licensing fees.

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

We are subject to licensing and regulation, by state and local authorities, relating to health, sanitation, safety and fire standards and the sale of alcoholic beverages. We are subject to laws and regulations relating to the preparation and sale of food, including regulations regarding product safety, nutritional content and menu labeling. We are subject to federal, state, and local laws governing employment practices and working conditions. These laws cover wage and hour practices, labor relations, paid and family leave, workplace safety, and immigration, among others. The myriad of laws and regulations being passed at the state and local level creates unique challenges for a multi-state employer as different standards apply to different locations, sometimes with conflicting requirements. We must continue to monitor and adapt our employment practices to comply with these various laws and regulations.

Provisions in the Affordable Care Act require restaurant companies, such as ours, to disclose calorie information on their menus and to make available more detailed nutrition information upon request. We do not expect to incur any material costs as a result of complying with these provisions, but cannot anticipate any changes to guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

We are subject to laws relating to information security, privacy, cashless payments and consumer credit, protection and fraud. An increasing number of government and industry groups have established data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information. Compliance with these laws and regulations can be costly, and any failure or perceived failure to comply with those laws, or any breach of our systems, could harm our reputation or lead to litigation, which could adversely affect our financial condition.

Our theaters that sell alcohol are required to apply to a state authority and, in certain locations, county or municipal authorities, for a license that must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of daily operations of our locations, including the minimum age of patrons and employees, hours of operation, advertising, trade practices, wholesale purchasing, other relationships with alcohol manufacturers, wholesalers and distributors, inventory control and handling, storage and dispensing of alcoholic beverages. We are also subject in certain states to “dram shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We may decide not to obtain liquor licenses in certain jurisdictions due to the high costs associated with obtaining liquor licenses in such jurisdictions.

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

Employees

As of December 31, 2018, we employed a total of 250 full time and 2,003 part time employees. None of our employees are represented by a labor union, and we consider our company culture and employee relations to be strong.

Available Information

The Company was formed as a Delaware corporation on October 18, 2017. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual references only. We also make the documents listed above available without charge through the Investors Section of our website at www.ipictheaters.com.

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

The number and timing of new locations opened during any given period may be negatively impacted by a number of factors including, without limitation:

●	the cost and availability of capital to fund construction costs and pre-opening expenses;

●	the substantial doubt of the company to continue as a going concern;

●	the identification and availability of attractive sites for new iPic locations and the ability to negotiate suitable lease terms;

●	the lack of development and overall decrease in commercial real estate due to a macroeconomic downturn;

●	recruitment and training of qualified personnel in the local market;

●	our ability to obtain all required governmental permits, including zonal approvals, on a timely basis;

●	our ability to control construction and development costs of new locations;

●	competition in new markets, including competition for appropriate sites;

●	failure of the landlords to timely deliver real estate to us;

●	the proximity of potential sites to an existing iPic, and the impact of cannibalization on future growth; and

●	anticipated commercial, residential and infrastructure development near our new iPic locations.

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

Our growth plan includes a significant number of potential new iPic locations, including potential international locations. Our existing management systems, financial and management controls and information systems may not be adequate, as we have identified material weaknesses in our internal control framework, to support our planned expansion. Our ability to manage our growth effectively will require us to continue to enhance these systems, procedures and controls and to locate, hire, train and retain management and operating personnel, particularly in new markets. We may not be able to respond on a timely basis to all of the changing demands that our planned expansion will impose on management and on our existing infrastructure, or be able to hire or retain the necessary management and operating personnel, which could harm our business, financial condition or results of operations. These demands could cause us to operate our existing business less effectively, which in turn could cause deterioration in the financial performance of our existing locations. If we experience a decline in financial performance, we may decrease the number of or discontinue new openings, or we may decide to close locations that we are unable to operate in a profitable manner.

Our theaters and restaurants operate in highly competitive environments.

The motion picture exhibition industry is fragmented and highly competitive with no significant barriers to entry. Our theaters are subject to varying degrees of competition in the geographic areas in which we operate. Competitors may be national circuits, regional circuits or smaller independent exhibitors. Moviegoers are not as brand conscious as certain other types of consumers and usually choose a theater based on its location, the films showing there, showtimes and its amenities. Competition among theater exhibition companies is often intense with respect to the following factors:

●	Attracting patrons. The competition for patrons is dependent upon factors such as the availability of popular motion pictures, the location and number of theaters and screens in a market, the comfort and quality of the theaters and pricing. Many of our competitors have sought to increase the number of screens that they operate and provide a more luxurious experience by enhancing food and beverage options and installing recliner seating. Certain of the larger theater chains, such as AMC and Regal, have been converting some of their existing theaters to include in-theater dining and recliner seating, often at the same price or a marginally higher price than their traditional theaters. Should other theater operators in our markets choose to implement these or other initiatives, the performance of our theaters may be significantly and negatively impacted.

●	Licensing motion pictures. We believe that the principal competitive factors with respect to film licensing include licensing terms, number of seats and screens available for a particular picture, revenue potential and the location and condition of an exhibitor’s theaters. Should any of our existing principal competitive factors change, the performance of our theaters may be significantly and negatively impacted.

●	New sites and acquisitions. We must compete with exhibitors and others in our efforts to locate and acquire attractive new and existing sites for our iPic locations. There can be no assurance that we will be able to acquire such new sites or existing theaters at reasonable prices or on favorable terms. Moreover, some of these competitors may be stronger financially than we are. As a result of the foregoing, we may not succeed in acquiring theaters or may have to pay more than we would prefer to make an acquisition.

●	Multiple competitors for both out-of-home and in-home entertainment. The theatrical exhibition industry faces competition from other forms of out-of-home entertainment, such as concerts, amusement parks and sporting events and from other distribution channels for filmed entertainment, such as cable television, pay-per-view, video on demand, subscription based video streaming services, such as Netflix, Amazon Prime and Hulu, and home video systems and from other forms of in-home or on-the-go entertainment.

●	New technology. New innovations and technology will continue to impact our industry. If we are unable to respond to or invest in future technology and the changing preferences of our customers, we may not be able to compete with other exhibitors or other entertainment venues, which could also adversely affect our results of operations.

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

New iPic locations, once opened, may not be profitable.

Our results have been, and in the future may continue to be, significantly impacted by the timing of new location openings (often dictated by factors outside of our control), including landlord delays, associated pre-opening expenses and operating inefficiencies, as well as changes in our geographic concentration due to the opening of new locations. We typically incur the most significant portion of pre-opening expenses associated with a given location within the six months preceding the opening. Our experience has been that labor and operating costs associated with a newly opened location for the first several months of operation are materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of sales. Our new locations commonly take 16 to 20 weeks to reach planned operating expense levels due to inefficiencies typically associated with new openings, including the training of new personnel, new market learning curves, inability to hire sufficient qualified staff and other factors. We may incur additional costs in new markets, particularly for transportation and distribution, which may impact the profitability of those locations. Accordingly, the volume and timing of new openings may have a material adverse impact on our profitability.

Although we target specified operating and financial metrics, new locations may not meet these targets or may take longer than anticipated to do so. Any new location we open may not be profitable or achieve operating results similar to those of our existing locations, which could adversely affect our business, financial condition or results of operations.

We may not achieve the expected benefits and performance from strategic theater acquisitions.

From time to time we evaluate strategic theater acquisitions. In any acquisition, we expect to benefit from cost savings through, for example, the reduction of overhead and theater level costs, and from revenue enhancements resulting from the acquisition. However, there can be no assurance that our lender would consent to any proposed acquisition, and even if it did consent to such acquisition, that we will be able to generate sufficient cash flow from these acquisitions to service any indebtedness incurred to finance such acquisitions or realize any other anticipated benefits, nor can there be any assurance that our profitability will be improved by any one or more acquisitions. Any acquisition may involve operating risks, such as:

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

We rely on distributors of motion pictures, over whom we have no control, for the films that we exhibit. Major motion picture distributors are required by law to offer and license film to exhibitors, including us, on a film-by-film and theater-by-theater basis. Consequently, we cannot assure ourselves of a supply of motion pictures by entering into long-term arrangements with major distributors, but must compete for our licenses on a film-by-film and theater-by-theater basis. Our business depends on maintaining good relations with these distributors, as this affects our ability to negotiate commercially favorable licensing terms for first-run films or to obtain licenses at all. With only seven distributors representing approximately 87% of the U.S. box office in 2018, there is a high level of concentration in the industry. Our business may be adversely affected if our access to motion pictures is limited or delayed because of deterioration in our relationships with one or more distributors, or for some other reason. To the extent that we are unable to license a popular film for exhibition in our theaters, our operating results may be materially adversely affected. In addition, changes to our licensing terms may cause the performance of our theaters to be significantly and negatively impacted.

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

The U.S. motion picture exhibition industry has been subject to periodic short-term increases and decreases in attendance and box office revenues. According to the Motion Picture Association of America, attendance at movies in the United States and Canada was 1.31 billion during 2018, 1.24 billion during 2017, and 1.32 billion during 2016. During the past ten years, attendance at movies in the United States and Canada has ranged from a high of 1.42 billion in 2009 to a low of 1.24 billion in 2017. We expect the cyclical nature of the U.S. motion picture exhibition industry to continue for the foreseeable future, and any decline in attendance could materially adversely affect our results of operations. To offset any decrease in attendance, we plan to offer products unique to the motion picture exhibition industry, such as specially selected alternative programming and a luxury in-theater dining experience. We cannot assure you, however, that our offering of such content and services will offset any decrease in attendance that the industry may experience.

An increase in the use of alternative film delivery methods or other forms of entertainment may drive down our attendance and limit our ticket prices.

We compete with other film delivery methods, including video streaming and downloads via the Internet, network, syndicated cable and satellite television and DVDs, as well as video-on-demand and pay-per-view services. We also compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, amusement parks, live music concerts and live theater. An increase in the popularity of these alternative film delivery methods and other forms of entertainment could reduce attendance at our theaters, limit the prices we can charge for admission and materially adversely affect our business and results of operations.

Our results of operations may be impacted by shrinking video release windows.

Over the last decade, the average video release window, which represents the time that elapses from the date of a film’s theatrical release to the date a film is available on subscription based video streaming services, DVD or similar on-demand release to an important downstream market, has decreased from approximately six months to approximately three months. If patrons choose to wait for a DVD release, video streaming or other home entertainment options rather than attend a theater for viewing the film, it may materially adversely impact our business and results of operations, financial condition and cash flows. Several major film studios have tested premium video-on-demand products released in homes approximately simultaneously with a movie’s theatrical debut, which threatened the length of the release window. Additionally, for the past several years, Amazon Studios has been producing and acquiring original movies for theatrical release with video streaming available just four to eight weeks after their theatrical debut. We cannot assure you that the release window, which is determined by the film studios, will not shrink further or be eliminated altogether, which could have a material adverse impact on our business and results of operations.

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

Food safety is a top priority and we dedicate substantial resources to help ensure that our guests enjoy safe, quality food products. However, food-borne illnesses and other food safety issues have occurred in the food industry in the past, and could occur in the future. A negative report or negative publicity, whether or not related to one of our iPic locations, may have an adverse impact on demand for our food and could result in decreased guest traffic to our locations. A decrease in guest traffic to our iPic locations as a result of these health concerns or negative publicity could materially harm our brand, reputation, business, financial condition and results of operations.

Furthermore, our reliance on third-party food suppliers and distributors increases the risk that food-borne illness incidents could be caused by factors outside of our control and that multiple iPic locations would be affected. We cannot ensure that all food items will be properly maintained during transport throughout the supply chain and that our employees will identify all products that may be spoiled and should not be used. If our guests become ill from food-borne illnesses, we could be forced to temporarily close some locations. Furthermore, any instances of food contamination, whether or not at iPic, could subject us or our suppliers to a food recall pursuant to the United States Food and Drug Administration’s recently enacted Food Safety Modernization Act.

Restaurant companies have been the target of class action lawsuits and other proceedings that are costly, divert management attention and, if successful, could result in our payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, guests, suppliers, licensees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment matters, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility and failure to pay for all hours worked. Along those lines, a class action lawsuit was filed against us in California state court in December 2017 asserting failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers. On February 6, 2019, the parties reached a preliminary agreement to settle the lawsuit for $1.5 million. The parties are in the process of negotiating a settlement agreement for submission to the court for preliminary approval of the settlement. See Note 15 to our consolidated financial statements for further discussion of the settlement.

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

Our plans to open new locations, and the ongoing need for capital expenditures at our existing locations, require us to expend capital.

Our growth strategy depends on opening new locations, which will require us to use cash flows from operations and raise additional capital. We cannot assure you that we will have sufficient capital to implement our growth strategy. If our cash is not allocated efficiently among our various projects, or if any of these initiatives prove to be unsuccessful, we may experience reduced profitability and we could be required to delay, significantly curtail or eliminate planned openings, which could have a material adverse effect on our business, financial condition, results of operations and the price of our Class A Common Stock.

In addition, as our locations mature, our business will require capital expenditures for the maintenance, renovation and improvement of existing locations to remain competitive and maintain the value of our brand standard. For example, in 2018 we invested $10.9 million to upgrade our Generation I theaters to Generation III theaters. This creates an ongoing need for capital, and, to the extent we cannot fund capital expenditures from cash flows from operations, funds will need to be borrowed or otherwise obtained. If we cannot access the capital we need, we may not be able to execute on our growth strategy, take advantage of future opportunities or respond to competitive pressures.

If the costs of funding new locations or renovations or enhancements at existing iPic locations exceed budgeted amounts, and/or the time for building or renovation is longer than anticipated, our financial condition and results of operations could be materially adversely affected.

We are subject to risks associated with leasing property subject to long-term non-cancelable leases.

We do not own any real property and all of our iPic locations are located in leased premises. The leases for our locations generally have initial terms of 15 to 25 years and typically provide for two to four renewal options in five-year increments as well as for rent escalations.

Generally, our leases are net leases that require us to pay our share of the costs of real estate taxes, utilities, building operating expenses, insurance and other charges in addition to rent. We generally cannot cancel these leases. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If we close a unit, we nonetheless may be obligated to perform our monetary obligations under the applicable lease, including, among other things, payment of the base rent for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to close locations in desirable locations.

As of December 31, 2018, we were a party to operating leases associated with our iPic locations and administrative offices requiring future minimum lease payments of approximately $499 million, which minimum lease commitments are not reflected as liabilities on our balance sheet. The future minimum lease payments associated with locations that are under development as at December 31, 2018 is approximately $48.2 million. We depend on cash flows from operations to pay our lease expenses and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under the non-revolving credit facility (the “Non-Revolving Credit Facility”) with RSA or other sources, we may not be able to service our lease expenses or fund our other liquidity and capital needs, which would have a material adverse effect on our business, our results of operations and our financial condition.

Our substantial debt could materially adversely affect our operations and prevent us from satisfying those debt obligations.

We have a significant amount of debt. As of December 31, 2018, we had outstanding $188 million of indebtedness under our Non-Revolving Credit Facility. As of December 31, 2018, we also had approximately $499 million of undiscounted rental payments under operating leases (with initial base terms generally between 15 to 25 years). The amount of our remaining indebtedness and lease and other financial obligations could have important consequences to you. For example, it could:

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

Our key strategic initiatives, including future upgrades of our Generation II locations into our latest Generation III furniture, fixture and equipment, require significant capital expenditures to implement. Our net capital expenditures aggregated approximately $23.2 million for the year ended December 31, 2018 and $16.5 million for the year ended December 31, 2017. For calendar year 2019, we estimate that our gross cash outflows for capital expenditures will be approximately $37.0 million to $39.0 million, inclusive of $11.0 million to $13.0 million expected to be supplied in the form of tenant improvement financing. The lack of available capital resources due to business performance or other financial commitments could prevent or delay the deployment of innovations in our theaters and restaurants. We may have to seek additional financing or issue additional securities to fully implement our growth strategy. We cannot be certain that we will be able to obtain new financing on favorable terms, or at all. In addition, covenants under our existing indebtedness limit our ability to incur additional indebtedness, and the performance of any additional or improved theaters and restaurants may not be sufficient to service the related indebtedness that we are permitted to incur.

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

We were formed in September 2010. Since we have a limited operating history, we are subject to the risks and uncertainties associated with early stage companies and have historically operated at a loss. Accordingly, you will have a limited basis on which to evaluate our ability to achieve our business objectives. As of the date hereof, we have 16 locations and have an additional 3 locations under construction. Our financial condition, results of operations and our future success will, to a significant extent, depend on our ability to continue to open restaurants and theaters throughout the United States and internationally and to achieve economies of scale. We cannot assure you that more restaurants and theaters can be opened on terms favorable to us or at all, or that if we open those restaurants and theaters, we will be able to operate our expanded business profitably. If we fail to achieve our business objectives, then we may not be able to realize our expected revenue growth, maintain our existing revenue levels or operate at a profit. Even if we do realize our business objectives, our business may not be profitable in the future.

We have had significant financial losses in previous years.

Historically, we have had operating losses, negative cash flows from operations and working capital deficiencies. For the years ended December 31, 2018 and 2017, we reported net losses of $56.8 million and $44.5 million, respectively. We expect to have significant net losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development of new iPic locations. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. If we experience losses in the future, we may be unable to meet our payment obligations on our existing indebtedness, while attempting to expand our theater circuit and withstand competitive pressures or adverse economic conditions.

Our sales growth and ability to achieve profitability could be adversely affected if comparable-store sales decline or are less than we expect.

Comparable-store sales, a non-GAAP measure, are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. The level of comparable-store sales will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the profit margin on comparable-store sales is generally higher than the profit margin on new store sales. Our ability to increase comparable-store sales depends in part on our ability to successfully implement our initiatives to build sales. It is possible such initiatives will not be successful, and that we will not achieve our target comparable-store sales growth or that our comparable-store sales could decline, which may cause a decrease in sales growth and ability to achieve profitability that could materially adversely affect our business, financial condition and results of operations.

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

In the event of our expected international expansion, the risks of doing business internationally could lower our revenues, increase our costs, reduce our profits or disrupt our business.

In the future, we expect to open up iPic locations outside of the United States, including in the Kingdom of Saudi Arabia. If we expand internationally, we will become subject to the risks of doing business outside the United States, including:

●	Our business model is unproven outside the United States;

●	changes in foreign currency exchange rates or currency restructurings and hyperinflation or deflation in the countries in which we choose to operate;

●	the imposition of restrictions on currency conversion or the transfer of funds or limitations on our ability to repatriate non-U.S. earnings in a tax effective manner;

●	the presence and acceptance of varying levels of business corruption in international markets;

●	the ability to comply with, or impact of complying with, complex and changing laws, regulations and policies of foreign governments that may affect investments or operations, including foreign ownership restrictions, import and export controls, tariffs, embargoes, intellectual property, licensing requirements and regulations, increases in taxes paid and other changes in applicable tax laws;

●	the difficulties involved in managing an organization doing business in many different countries;

●	the ability to comply with, or impact of complying with, complex and changing laws, regulations and economic and political policies of the U.S. government, including U.S. laws and regulations relating to economic sanctions, export controls and anti-boycott requirements;

●	increases in anti-American sentiment and the identification of the licensed brand as an American brand;

●	the effect of disruptions caused by severe weather, natural disasters, outbreak of disease or other events that make travel to a particular region less attractive or more difficult; and

●	political and economic instability.

Any or all of these factors may materially adversely affect the performance of our iPic locations located in international markets. In particular, Saudi Arabia, where the Company expects to open its first international iPic location, is a volatile region that is subject to geopolitical and sociopolitical factors that pose risk to our business operations. In addition, developing theaters in Saudi Arabia would require us to partner with a local developer with whom we have not done business before. Partnering with a local developer entails numerous risks and we would be reliant on such partner in our development efforts. Moreover, we rely on food and beverage sales to generate a majority of our revenue, and given the strict laws in Saudi Arabia governing the sale and consumption of alcohol, our theaters in Saudi Arabia would be reliant on theater revenue and food sales. Stricter censorship standards over film content will also impact the type of film genres that we can exhibit.

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

We have sustained recurring operating losses since our inception. In addition, we had a stockholders’ / members’ deficit, and a working capital deficit at December 31, 2018 and December 31, 2017 and negative operating cash flows for the year ended December 31, 2018, which raise substantial doubt about our ability to continue as a going concern. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. Our consolidated financial statements for all periods have been prepared assuming we will continue as a going concern. As discussed in the notes to the consolidated financial statements, our continuation as a going concern is dependent on refinancing of existing debt or obtaining additional equity. Historically, our main sources of funding have been the Non-Revolving Credit Facility, financing provided by the landlords at certain of our newly-developed locations, and funding from investors. We received capital contributions in April 2017, November 2017 and January 2018 that provided capital in the form of equity of approximately $12 million, $4 million and $2.5 million, respectively. We completed the IPO on February 1, 2018, raising approximately $13.6 million in proceeds, net of selling agent discounts and commission, but before offering expenses of approximately $1.5 million.

Management has concluded that there is substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm also included explanatory going concern language in their report accompanying our audited consolidated financial statements for the year ended December 31, 2018, included herein.

It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our business and operations are unknown. These uncertainties cast significant doubt upon our ability to continue as a going concern.

If our cash flows prove inadequate to service our debt and provide for our other obligations, we may be required to refinance all or a portion of our existing debt or future debt at terms unfavorable to us.

Our ability to make payments on and refinance our debt and other financial obligations and to fund our capital expenditures and acquisitions will depend on our ability to generate substantial operational performance improvements. This will depend on our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors beyond our control. If our cash flows were to prove inadequate to meet our debt service, rental and other obligations in the future, we may be required to refinance all or a portion of our existing or future debt, on or before maturity, to sell assets or to obtain additional financing. We cannot assure you that we will be able to refinance any of our indebtedness, including our Non-Revolving Credit Facility, sell any such assets or obtain additional financing on commercially reasonable terms or at all. The terms of the agreements governing our indebtedness restrict, but do not prohibit us from incurring additional indebtedness. If we are in compliance with the financial covenants set forth in the Non-Revolving Credit Facility and our other outstanding debt instruments, we may be able to incur additional indebtedness. If we incur additional indebtedness, the related risks that we face may intensify.

We may suffer future impairment losses and theater and other closure charges.

The opening of new theaters by certain of our competitors has drawn audiences away from some of our older theaters. In addition, demographic changes and competitive pressures have caused some of our theaters to become unprofitable. Since not all theaters are appropriate for our new initiatives, we may have to close certain theaters or recognize impairment losses related to the decrease in value of particular theaters. We review long-lived assets, including intangibles, for impairment as part of an ongoing process and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Deterioration in the performance of our theaters could require us to recognize additional impairment losses and close additional theaters, which could have a material adverse effect on the results of our operations. We continually monitor the performance of our theaters, and factors such as changing consumer preferences for filmed entertainment and our inability to sublease vacant retail space could negatively impact operating results and result in future closures, sales, dispositions and significant theater and other closure charges prior to expiration of underlying lease agreements. In the year ended December 31, 2018, impairment of property and equipment was $4.4 million, this was due to (i) a $1.8 million impairment charge taken at our Scottsdale, AZ location; and (ii) a $2.6 million impairment charge related to our South Barrington, IL location.

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

The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in the markets in which we operate. We have registered and applied to register trademarks and service marks in the United States. We may not be able to adequately protect our trademarks and service marks, and our competitors and others may successfully challenge the validity and/or enforceability of our trademarks and service marks and other intellectual property. We have several patents issued, as well as several pending patent applications in the United States. Such patent applications are subject to the review by and normal course prosecution before the U.S. Patent and Trademark Office, which may result in the application’s revision or non-approval. As a result, we may not be able to adequately protect the inventions covered by these patent applications, and our competitors and others may benefit as a result of their publication. The steps we have taken to protect our intellectual property in the United States may not be adequate. In addition, in the event we expand internationally, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.

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

We are subject to various federal, state and local laws, regulations and administrative practices affecting our business, and we must comply with provisions regulating health and sanitation standards, equal employment, environmental, and licensing for the sale of food and, in some theaters, alcoholic beverages. Our new theater openings could be delayed or prevented, or our existing theaters could be impacted by difficulties or failures in our ability to obtain or maintain required approvals or licenses. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on our business. A significant portion of our theater level employees are part time workers who are paid at or near the applicable minimum wage in the theater’s jurisdiction. Continued increases in the minimum wage and implementation of reforms requiring the provision of additional benefits will increase our labor costs.

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

Provisions in the Affordable Care Act require restaurant companies such as ours to disclose calorie information on their menus and to make available more detailed nutrition information upon request. We do not expect to incur any material costs from compliance with these provisions, but cannot anticipate any changes to guest behavior resulting from the implementation of this portion of the law, which could have an adverse effect on our sales or results of operations.

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

iPic is controlled by a small group of affiliates, whose interests may differ from those of our public stockholders.

As of March 1, 2019, our directors, officers and 10% or greater stockholders control approximately 87.7% of the combined voting power of all classes of our common stock through their ownership of Class A and Class B Common Stock. Such stockholders will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. Such stockholders are able to, subject to applicable law, elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. It is possible that the interests of such stockholders may in some circumstances conflict with our interests and the interests of our other stockholders, including you. For example, such stockholders that are also holders of LLC Interests may have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness. In addition, the determination of future tax reporting positions, the structuring of future transactions and the handling of any future challenges by any taxing authority to our tax reporting positions may take into consideration these holders of LLC Interests’ tax or other considerations, which may differ from the considerations of us or our other stockholders.

In addition, certain of such stockholders are in the business of making or advising on investments in companies and hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business or the business of our suppliers. Our Amended and Restated Certificate of Incorporation provides that, to the fullest extent permitted by law, none of such stockholders or any director who is not employed by us or his or her affiliates will have any duty to refrain from engaging in a corporate opportunity in the same or similar lines of business as us. Such stockholders may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

On December 20, 2017, the U.S. House of Representatives and the U.S. Senate each voted to approve the Tax Cut and Jobs Act and, on December 22, 2017, President Trump signed the Tax Cut and Jobs Act into law. The Tax Cut and Jobs Act includes provisions that, among other things, reduce the U.S. corporate tax rate, introduce a deduction for certain income earned through pass-through entities, introduce a capital investment deduction, limit the interest deduction, limit the use of net operating losses to offset future taxable income, and make extensive changes to the U.S. international tax system, including the taxation of the accumulated foreign earnings. The limitation on the use of net operating losses to offset future taxable income could result in iPic being required to pay cash taxes or Holdings’ being required to make tax distributions in earlier years than previously anticipated. In addition, the limitation on the interest deduction could result in the deferral of interest deductions on a portion of our indebtedness to subsequent years (in which our interest deductions would also be subject to limitation and potential deferral), which could materially increase iPic’s liability for taxes or the amount of tax distributions Holdings would be required to make in any affected years. Other provisions of the Tax Cut and Jobs Act, such as the reduction in the U.S. corporate tax rate and the capital investment deduction, could have the effect of reducing the amount of taxes to which iPic would otherwise have been subject or the amount of tax distributions Holdings would otherwise be required to make in a particular taxable year.

Risks Relating to Ownership of Our Class A Common Stock

The market price of our Class A common stock may be highly volatile, and the value of your investment may decline.

The trading price of our Class A Common Stock has been volatile since our IPO. Since shares of our Class A Common Stock began trading on NASDAQ in February 2018, the reported high and low sales prices of our Class A Common Stock have ranged from $17.00 to $2.02 through March 1, 2019. The following factors, in addition to other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, may have a significant impact on the market price of our Class A Common Stock:

●	announcements of innovations or new services by us or our competitors;

●	any adverse changes to our relationship with our customers or suppliers;

●	variations in the costs of products that we use in our restaurants or theaters;

●	announcements concerning our competitors or the restaurant and movie theater industry in general;

●	achievement of expected sales and profitability;

●	supply or distribution shortages;

●	adverse actions taken by regulatory agencies with respect to our services or the products we use;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial estimates or recommendations by securities analysts;

●	trading volume of our Class A Common Stock;

●	sales of our Class A Common Stock by us, our executive officers and directors or our stockholders in the future;

●	general economic and market conditions and overall fluctuations in the U.S. equity markets;

●	actual or perceived risks that our Class A Common Stock will be delisted; and

●	changes in accounting principles.

In addition, broad market and industry factors may negatively affect the market price of our Class A Common Stock, regardless of our actual operating performance, and factors beyond our control may cause our stock price to decline rapidly and unexpectedly.

We have received delisting notices from NASDAQ in the past and our stock is subject to delisting risk in the future.

On December 28, 2018, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, we did not meet the minimum market value of listed securities of $35,000,000 required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided us with 180 calendar days to regain compliance. On March 12, 2019, we received notice from NASDAQ that for ten consecutive business days, the Company’s market value of listed securities had been $35,000,000 or greater and therefore the Company regained compliance with Nasdaq Listing Rule 5550(b)(2). In addition, we transferred our Class A common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market effective August 10, 2018. As previously disclosed in a Form 8-K filing dated as of May 9, 2018, this transfer followed a letter from the Listing Qualifications Department of The Nasdaq Stock Market dated May 9, 2018 notifying us that for the past 30 consecutive business days prior to the date of the letter, the Company did not meet the minimum market value of publicly held shares of $15,000,000 required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C).

There is no assurance that the Company will meet the minimum market value of listed securities for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) in the future or that we will continue to comply with other Nasdaq listing requirements. If our Class A Common Stock were to be delisted from the NASDAQ Capital Market, the liquidity of our Class A Common Stock would be materially impacted.

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

The holders of LLC Interests have the right to have their LLC Interests redeemed pursuant to the terms of the Holdings LLC Agreement.

As of March 1, 2019, we have an aggregate of 92,855,867 shares of Class A Common Stock authorized but unissued. The holders of our Class B Common Stock are generally entitled to have their corresponding LLC Interests redeemed for shares of our Class A Common Stock, subject to certain restrictions contained in the Holdings LLC Agreement. We cannot predict the size of future issuances of our Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock may have on the market price of our Class A Common Stock. Sales or distributions of substantial amounts of our Class A Common Stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A Common Stock to decline.

Sales of a substantial number of shares of our Class A Common Stock in the public market by our existing stockholders could cause our stock price to fall.

Sales of a substantial number of shares of our Class A Common Stock in the public market or the perception that these sales might occur, could depress the market price of our Class A Common Stock and could impair our ability to raise capital through the sale of additional equity securities. The shares of Class A Common Stock issued in our IPO are freely tradable without restriction under the Securities Act.

On February 1, 2018, we filed a registration statement on Form S-8 under the Securities Act to register all shares of Class A Common Stock issued or issuable upon exercise of outstanding options under our stock plans and outstanding IPO Restricted Stock Units. Accordingly, shares registered under such registration statement will be available for sale in the open market following the expiration of the applicable lock-up period, upon exercise of options vested at such time.

Moreover, holders of an aggregate of 7,432,377 shares of our common stock have rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

As a public company, we are subject to the reporting requirements of Exchange Act, the corporate governance standards of the Sarbanes-Oxley Act of 2002, (the “Sarbanes-Oxley Act”), and NASDAQ. As a result, we will incur significant legal, accounting and other costs that we did not incur as a private company. These requirements will place a strain on our management, systems and resources and we will incur significant legal, accounting, insurance and other expenses that we have not incurred as a private company. The Exchange Act requires us to file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of stockholders. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. NASDAQ requires that we comply with various corporate governance requirements. To maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting and comply with the Exchange Act and NASDAQ requirements, significant resources and management oversight will be required. This may divert management’s attention from other business concerns and lead to significant costs associated with compliance, which could have a material adverse effect on us and the price of our Class A Common Stock.

We have had difficulty and paid significantly more to obtain directors’ and officers’ liability insurance. Going forward we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We cannot predict or estimate the amount of additional costs we may incur or the timing of these costs.

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we have identified the following material weaknesses in internal control:

•	We do not have an effective control environment because we do not have formalized internal control policies and procedures. Specifically, the Company has not yet designed an effective system of internal control over financial reporting.

•	We also identified material weaknesses related to our lack of adequate review of complex accounting matters. Specifically, we have not yet designed precise enough review controls in order to identify material misstatements relating to complex accounting matters, including review controls over the preparation of our long-lived asset impairment evaluation and other areas.

•	We also identified material weaknesses relating to improperly designed period end financial reporting controls. Specifically, we have not yet designed suitable review controls governing the review of financial statements and accounting records. Additionally, the Company does not have adequate review controls over our periodic financial reporting including maintaining sufficient monitoring controls over the recording of journal entries and maintaining sufficient segregation of duties.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including controls designed to require reviews of complex areas in a timely manner. In addition, we are designing and implementing improved processes and internal controls throughout the organization, including enhancing our control environment and redesigning and implementing controls over information technology and our period end financial reporting process such as formalizing our internal control documentation and strengthening supervisory reviews by our management. While we are designing, documenting and implementing improved processes and internal controls, we have implemented processes to perform the evaluation required to comply with Section 404; however, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.

Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date which is the later of the date we are an accelerated filer or a large accelerated filer or the date we are no longer an “emerging growth company,” as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

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

At December 31, 2018, the Company operated a total of fifteen theaters in the following locations throughout the United States, all of which are leased:

● Pasadena, California	● Scottsdale, Arizona
● Austin, Texas	● Bolingbrook, Illinois
● Fairview, Texas	● South Barrington, Illinois
● Boca Raton, Florida	● Los Angeles, California
● Bethesda, Maryland	● Houston, Texas
● North Miami, Florida	● Fort Lee, New Jersey
● Redmond, Washington	● Fulton Market, New York
● Dobbs Ferry, New York

We do not own any real property and all of our iPic locations are located in leased premises. The Company’s operations are conducted on premises occupied under lease agreements with initial base terms of 15 to 25 years, with certain leases containing options to extend the leases for up to an additional 20 years. The Company does not believe that exercise of the renewal options in its leases is reasonably assured at the inception of the lease agreements and, therefore, considers the initial base term to be the lease term. We also lease our corporate headquarters located at Mizner Park, 433 Plaza Real, Ste. 335, Boca Raton, Florida.

Item 3.	Legal Proceedings

The information required to be furnished by us under this Part I, Item 3 (Legal Proceedings) is incorporated by reference to the information contained in Note 7—Commitments and Contingencies to the Consolidated Financial Statements included in Part II, Item 8 on this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock is traded on The NASDAQ Capital Market under the symbol “IPIC.” Our Class B Common Stock is not publicly traded.

Common Stock

As of March 1, 2019, there were approximately 421 holders of our Class A Common Stock and 19 holders of our Class B Common Stock.

Dividends

Except as described in the following paragraph, we currently intend to retain all available funds and any future earnings for use in the operation of our business, and therefore iPic does not currently expect to pay any cash dividends on its Class A Common Stock. Holders of iPic Class B Common Stock are not entitled to participate in any dividends declared by iPic’s board of directors. Any future determination to pay dividends to holders of Class A Common Stock will be at the discretion of iPic’s board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in iPic-Gold Class’s debt agreements and other factors that iPic’s board of directors deems relevant.

iPic is a holding company whose principal asset is LLC interests of Holdings, which owns 100% of the limited liability company interests of, and controls, iPic-Gold Class. Accordingly, substantially all of iPic’s operations are indirectly carried out by iPic-Gold Class and its subsidiaries. Additionally, under the Non-Revolving Credit Facility, iPic-Gold Class is currently restricted from paying cash distributions, and we expect these restrictions to continue in the future, which may in turn limit iPic’s ability to pay dividends on its Class A Common Stock. iPic’s ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of iPic or its subsidiaries.

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

There were no cash distributions to holders of our common equity during the year ended December 31, 2018.

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

During the year ended December 31, 2018, certain holders of LLC Interests assigned 100% of their respective LLC Interests to iPic in exchange for an aggregate of 5,602,866 shares of iPic’s Class A Common Stock. Such shares were issued in reliance on an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

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

The Company used the net proceeds from our IPO to purchase 7.32% of newly issued Common Units of Holdings. Holdings transferred the proceeds it received from the sale of such Common Units to iPic-Gold Class. iPic-Gold Class has used approximately $10.9 million, the majority of which was used for remodels prior to expected loan advances, and used the remaining proceeds for general corporate purposes, including opening new iPic locations. There has been no material change in the Company’s use of the net proceeds from the IPO as described in the Offering Circular.

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

We believe that we pioneered the concept of polished-casual dining in a luxury theater auditorium and are one of the largest combined movie theater and restaurant entertainment destinations with locations engineered from the ground up to provide our guests with a luxurious movie-going experience at an affordable price. We currently operate 123 screens at 16 locations in 9 states, with an additional 3 locations under construction, and a pipeline of an additional 12 sites that either have a signed lease or are in lease negotiations.

Growth Strategies and Outlook

Our growth strategy consists of the following components:

Opening new iPic locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 123 screens at 16 locations in 9 states with an additional 3 locations under construction and a pipeline of an additional 12 sites that either have a signed lease or are in lease negotiations. We believe that we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We have upgraded four Generation I locations and one Generation II location in 2018. We plan to open at least two new domestic locations in 2019. We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

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

Key Performance Indicators

We monitor and analyze many key performance measures to manage our business and evaluate financial and operating performance. These measures include:

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional iPic locations in both new and existing markets. The success of our new iPic locations is indicative of our brand appeal and the efficacy of our site selection and operating models. We opened one new iPic location in 2017 and no new locations in 2018. We plan to open two new iPic locations in 2019; Delray Beach, FL and Irvine, CA. We recently signed leases for new stores at Atlanta, GA, Hicksville, NY and McLain, VA.

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at iPic locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 15 stores at the end of both December 2017 and December 2018. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales mix changes.

In September 2018, we changed the way we calculate comparable-store sales to now include 100% of our revenue. Our prior calculation excluded most revenue that was not directly associated with on-site theater box-office sales and/or food-and-beverage sales, thus excluding our growing net revenue streams including amortization of membership fees and sponsorship income. We believe including 100% of our revenues in our comparable-store sales calculation provides better insight into the overall health of our business. The below table shows our quarterly comparable-store sales calculations for 2018 using our previous method and our new method.

	Q1 2018	Q2 2018	Q3 2018	Q4 2018	FY 2018
Previous Method	-5.1%	7.6%	-3.5%	-2.5%	-1.0%
New Method	-2.9%	9.8%	0.0%	-0.6%	1.4%

Financial Overview

Revenue: Total revenue consists of food and beverage, theater and other revenues. Our revenue growth is primarily influenced by the number of new iPic locations and growth in comparable store revenues.

Food and Beverage Revenue is our largest source of revenue. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and concepts as described in our restaurant brands section. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

Theater Revenue is our second largest source of revenue. We predominantly license first-run films from major distributors through direct negotiation. All of our theaters are equipped to offer content in 2D and 3D format. Theater revenue depends largely on the timing and popularity of films released by distributors, so revenues attributed to any one particular distributor can vary significantly from year to year based on content. Theater revenue includes revenue from all sponsorship activities, advertising, rental of auditoriums for private functions, live shows, gaming events, academy screenings, corporate functions, corporate rentals, other revenue-generating showings, and other fees.

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

Result of Operations

The following table presents the results of operations for the periods indicated. The period-to-period comparisons of results are not necessarily indicative of results for future periods. The prior period has been revised, see subsection Immaterial Error Correction in Note 1 – Organization and Summary of Significant Accounting Policies of the audited consolidated financial statements.

($ in thousands)

	Year Ended
	December 31, 2018	December 31, 2017

Revenues
Food and beverage	$76,139	$75,731
Theater	68,760	66,891
Other	3,446	1,720
Total revenues	148,345	144,342

Operating expenses
Cost of food and beverage	20,198	20,407
Cost of theater	28,396	28,801
Operating payroll and benefits	38,942	38,592
Occupancy expenses	18,625	17,896
Other operating expenses	29,803	26,653
General and administrative expenses	27,357	15,264
Depreciation and amortization expense	18,300	19,686
Pre-opening expenses	112	1,634
Impairment of property and equipment	4,430	3,760
Loss on abandonment of lease	1,839	-
Operating expenses	188,002	172,693

Operating loss	(39,657)	(28,351)

Other (expense) income
Interest expense, net	(17,078)	(16,091)
Interest income	-	5
Total other (expense) income	(17,078)	(16,086)

Net loss before income tax expense	(56,735)	(44,437)

Income tax expense	30	87

Net loss	(56,765)	(44,524)
Less: Net loss attributable to non-controlling interests	(33,566)	-
Net loss attributable to iPic	$(23,199)	$(44,524)

Period-to-Period Comparisons

We have incurred net losses and currently have negative cash flows from operating activities. We anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Comparison of Years Ended December 31, 2018 versus December 31, 2017

Revenues

Total revenue for the year ended December 31, 2018 increased by $4.0 million to $148.3 million, which represented a 2.8% increase in total revenue as compared to $144.3 million of revenue in the year ended December 31, 2017. The $4.0 million increase in revenue was derived from the following sources: (i) $2.1 million from a net increase in year-over-year revenue from non-comparable stores, with increases at our Dobbs Ferry, NY location partially offset by decreases at our closed Glendale, WI location; and (ii) a $1.9 million or 1.4% increase in comparable-store sales.

Cost of Food and Beverage

In the year ended December 31, 2018, cost of food and beverage decreased by $0.2 million to $20.2 million (or to 26.5% of applicable revenue) from $20.4 million (or 26.9% of applicable revenue) in the year ended December 31, 2017. The decrease in food and beverage costs as a percent of applicable sales was driven by a same-store margin improvement of 48 basis points.

Cost of Theater

In the year ended December 31, 2018, cost of theater decreased by $0.4 million to $28.4 million (or to 41.3% of applicable revenue) from $28.8 million (or 43.1% of applicable revenue) in the year ended December 31, 2017. Cost of theater decreased as a percentage of applicable sales due to the differing mix of films between the two periods, as well as increased on-screen advertising revenue, which has a proportionately lower associated cost.

Operating Payroll and Benefits

In the year ended December 31, 2018, operating payroll and benefits increased by $0.4 million to $38.9 million (or to 26.3% of total revenue) from $38.5 million (or 26.7% of total revenue) in the year ended December 31, 2017. The increase in operating payroll and benefits was derived from the following sources: (i) $0.2 million higher year-over-year labor costs from non-comparable stores, with increases at our Dobbs Ferry, NY location partially offset by decreases at our former Glendale, WI location; and (ii) $0.2 million increase in labor costs at comparable stores.

Occupancy Expenses

In the year ended December 31, 2018, occupancy expenses increased by $0.7 million to $18.6 million (or to 12.6% of total revenue) from $17.9 million (or 12.4% of total revenue) in the year ended December 31, 2017. The increase in occupancy expenses was derived from the following sources: (i) $0.1 million increase in occupancy expenses associated with our non-comparable stores including Dobbs Ferry, NY; and (ii) $0.6 million increase in occupancy expenses at comparable stores.

Other Operating Expenses

Other operating expenses include both fixed and variable costs and primarily consist of utilities, restaurant and theater supplies, and repair and maintenance expenses. In the year ended December 31, 2018, other operating expenses increased by $3.1 million to $29.8 million (or to 20.1% of total revenue) from $26.7 million (or 18.5% of total revenue) in the year ended December 31, 2017. The increase in other operating expenses was derived from the following sources: (i) $0.1 million increase in other operating expenses associated at non-comparable stores; (ii) a $2.4 million increase in other operating expenses at comparable stores; and (iii) a $0.6 million increase non-recurring charges. The year-over-year increase in other operating expenses as a percentage of sales was due to increased non-recurring costs related to the IPO, increase in the provision for legal settlement of the California class action as described in Note 15 of our consolidated financial statements, as well as increased one-time production and staging costs for our live entertainment shows and a higher amount of repair and maintenance work performed across all the locations.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the year ended December 31, 2018, general and administrative expenses increased by $12.1 million to $27.4 million (or 18.4% of total revenue) from $15.3 million (or 10.6% of total revenue) in the year ended December 31, 2017. General and administrative expenses increased due to (i) $9.4 million increase in equity-based compensation related to Non-Qualified Options and Restricted Stock Units issued to employees as part of the IPO; and (ii) $2.7 million of costs incurred as a result of becoming a publicly traded company (including director’s fees, D&O insurance and professional fees).

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the year ended December 31, 2018, depreciation and amortization expense decreased by $1.4 million to $18.3 million from $19.7 million in the year ended December 31, 2017. The majority of this decrease was due to certain asset groups, including furniture, fixtures, and office equipment, becoming fully depreciated before the start of the 2018 period.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In year ended December 31, 2018, pre-opening expenses decreased by $1.5 million to $0.1 million from $1.6 million in year ended December 31, 2017 as a result of the fact that we did not have any new store openings in 2018.

Impairment of Property and Equipment

In the year ended December 31, 2018, impairment of property and equipment increased by $0.6 million to $4.4 million from $3.8 million in the year ended December 31, 2017. This was due to (i) a $1.8 million impairment charge taken at our Scottsdale, AZ location; and (ii) a $2.6 million impairment charge related to our South Barrington, IL location. In the year ended December 31, 2017, a loss on impairment of $3.3 million was taken at our Scottsdale, AZ location and $0.5 million loss on impairment was also taken at our Glendale, WI location.

Loss on Abandonment of Lease

In the year ended December 31, 2018, a loss on abandonment of lease provision was incurred for $1.8 million associated with the lease abandonment at our former Glendale, WI location. The Company announced the closing of this location effective March 8, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of site during the first quarter of 2018.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the year ended December 31, 2018, interest expense increased by $1.0 million to $17.1 million from $16.1 million in the year ended December 31, 2017. The increase in interest expense was a result of higher debt levels associated with the Non-revolving Credit Facility, the impact of full-period financing charges associated with our newest locations, as well as, the additional interest owed to comply with the minimum guaranteed interest payment required to settle the promissory note to Village Roadshow Attractions USA, Inc.

Income Tax Expense

In the year ended December 31, 2018, income tax expense decreased by $0.1 million to $0.0 million from $0.1 million in the year ended December 31, 2017 due to current state and local income taxes. Our effective tax rate differs from the statutory rate due to non-controlling interest, changes in the tax valuation allowance, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.

Liquidity and Capital Resources

Based upon our working capital deficiency of $14.7 million and net asset deficit of $119.2 million, as of December 31, 2018, we require and are actively exploring additional equity and/or debt financing to continue our operations. These conditions raise substantial doubt about our ability to continue as a going concern, see Note 9 – Management’s Plan Regarding Future Operations in the consolidated financial statements for further discussion. Additionally, we are required to comply with SEC and NASDAQ rules and requirements when raising capital, which may make it more difficult for us to raise significant amounts of capital. If we cannot raise needed funds, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

In the year ended December 31, 2018, working capital increased by $2.4 million, to a deficiency of $14.7 million at December 31, 2018, compared to a deficiency of $17.1 million at December 31, 2017. This increase stemmed largely from changes in accrued interest and deferred revenue during this period.

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

$ in thousands

	Year ended
	December 31, 2018	December 31, 2017
Net cash used in operating activities	$(16,961)	$(9,387)
Net cash used in investing activities	(22,920)	(16,752)
Net cash provided by financing activities	35,402	31,991
Net increase/(decrease) in cash	(4,479)	5,852
Cash at beginning of period	10,505	4,653
Cash at end of period	$6,026	$10,505

Operating Activities

Net cash used in operating activities for the year ended December 31, 2018 and for the year ended December 31, 2017 was $17.0 million and $9.4 million, respectively. The decrease in cash flows from operating activities for the 2018 period as compared to the 2017 period was caused by larger net losses and impacts of timing adjustments on accrued interest.

Investing Activities

During the year ended December 31, 2018, net cash in the amount of $22.9 million was used in investing activities, while during the year ended December 31, 2017, net cash used in investing activities was $16.8 million, primarily due to the remodeling of five existing sites and construction of one new site.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2018 and the year ended December 31, 2017 was $35.4 million and $32.0 million, respectively. During the year ended December 31, 2018, $12.3 million of financing was provided by the issuance of common stock sold in the initial public offering. During the year ended December 31, 2017, $16.1 million of financing was provided by capital contributions, while $17.8 million was provided by debt financing.

Critical Accounting Policies and Estimates

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for long-lived assets, income taxes and stock-based compensation as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

We believe the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our consolidated financial statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our consolidated financial condition.

Going Concern

We are responsible to evaluate conditions or events as related to uncertainties that raise substantial doubt about our ability to continue as a going concern and to provide related footnote disclosures, as applicable. Management’s estimates and assumptions, used in the evaluation of our ability to meet our obligations as they become due within one year after the date our financial statements are issued, are based on the facts and circumstances at such date and are subject to a material and high level of subjectivity and uncertainty due to the matters themselves being uncertain and subject to modification. The effect of any individual or aggregate changes in the estimates and assumptions, or the facts and circumstances, could be material to the financial statements. Our financial statements have been prepared assuming we will continue as a going concern, do not include any adjustments that might result if we were unable to do so but, as we have stated under Part I, Item 1A. “Risk Factors—Risks Related to Our Business and Industry,” we have concluded that there is substantial doubt about our ability to continue as a going concern.

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

Income Taxes

We account for income taxes under Accounting Standards Codification 740 Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to impact taxable income. ASC 740 requires the establishment of a valuation allowance to reflect the likelihood of the realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Options and warrants granted to consultants and other non-employees are recorded at fair value based on the value of the award or services received.

The compensation expense for restricted stock units awarded was based on the fair value of the awards on the IPO date. Compensation expense is recorded in the consolidated statements of comprehensive income (loss) and is recognized over the requisite service period. The determination of obligations and compensation expense requires the use of several mathematical and judgmental factors, including stock price, expected volatility, the anticipated life of the option, the estimated risk-free rate and the number of shares expected to vest.

Recent Accounting Pronouncements

Refer to Note 1 “Organization and Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements.

NON-GAAP FINANCIAL MEASURES

Certain financial measures presented in this Form 10-K, such as EBITDA, Adjusted EBITDA and Store-Level EBITDA are not recognized under accounting principles generally accepted in the United States, which we refer to as “GAAP.” We define these terms as follows:

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

You are encouraged to evaluate the adjustments we have made to GAAP financial measures and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA and Store-Level EBITDA, you should be aware that in the future we may incur income and expenses that are the same as or similar to some of the adjustments in this Form 10-K.

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

Non-GAAP Financial Measures

$ in thousands

	Year ended
	December 31, 2018	December 31, 2017

Net loss	$(56,765)	$(44,524)
Plus:
Interest expense	17,078	16,091
Income tax expense	30	87
Depreciation and amortization expense	18,300	19,686
EBITDA	(21,357)	(8,660)

Plus:
Pre-opening expenses	112	1,634
Other income	-	(5)
Equity-based compensation	9,380	-
Impairment of property and equipment	4,430	3,760
Loss on abandonment of lease	1,839	-
IPO-related and non-recurring legal costs	2,678	2,576
Adjusted EBITDA	(2,918)	(695)

Plus:
Corporate general and administrative expense	17,977	15,264
Store-Level EBITDA	$15,059	$14,569

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of iPic Entertainment Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iPic Entertainment Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ / members’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations, had negative cash flows from operating activities and had working capital and stockholders’ deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2011.

Fort Lauderdale, Florida

April 1, 2019

iPic Entertainment Inc.
Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$6,026	$10,505
Accounts receivable	3,874	5,313
Inventories	1,218	1,198
Prepaid expenses	3,808	3,423

Total current assets	14,926	20,439

Property and equipment, net	143,539	141,166
Deposits	259	218
Convertible note receivable	-	250

Total assets	$158,724	$162,073

Liabilities and Stockholders’ / Members’ Deficit
Accounts payable	$12,629	$11,759
Accrued expenses	5,039	2,709
Accrued interest	-	7,078
Accrued payroll	4,048	5,361
Accrued insurance	1,392	1,214
Taxes payable – sales tax	958	1,232
Deferred revenue	5,541	8,144
Total current liabilities	29,607	37,497

Long-term debt – related party	188,261	142,603
Notes payable to related parties	-	50,242
Deferred rent	49,354	50,826
Accrued interest – long-term	9,398	5,130
Other long-term liabilities	1,325	-

Total liabilities	277,945	286,298

Commitments and Contingencies (Note 7)

Members’ deficit	-	(124,225)
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 7,144,133 issued and outstanding as of December 31, 2018	1	-
Class B Common Stock; $0.0001 par value; 25,000,000 shares authorized; 4,323,755 issued and outstanding as of December 31, 2018	-	-
Additional paid-in capital	(121,988)	-
Accumulated deficit	(18,757)	-
Total stockholders’ / members’ deficit attributable to iPic Entertainment Inc.	(140,744)	(124,225)

Non-controlling interests	21,523	-
Total stockholders’ / members’ deficit	(119,221)	(124,225)

Total Liabilities and Stockholders’ / Members’ Deficit	$158,724	$162,073

See accompanying notes to consolidated financial statements.

iPic Entertainment Inc.
Consolidated Statements of Operations

(In thousands, except share and per share data)

	Year Ended
	December 31, 2018	December 31, 2017

Revenues
Food and beverage	$76,139	$75,731
Theater	68,760	66,891
Other	3,446	1,720
Total revenues	148,345	144,342

Operating expenses
Cost of food and beverage	20,198	20,407
Cost of theater	28,396	28,801
Operating payroll and benefits	38,942	38,592
Occupancy expenses	18,625	17,896
Other operating expenses	29,803	26,653
General and administrative expenses	27,357	15,264
Depreciation and amortization expense	18,300	19,686
Pre-opening expenses	112	1,634
Impairment of property and equipment	4,430	3,760
Loss on abandonment of lease	1,839	-
Operating expenses	188,002	172,693

Operating loss	(39,657)	(28,351)

Other (expense) income
Interest expense, net	(17,078)	(16,091)
Other income	-	5
Total other (expense) income	(17,078)	(16,086)

Net loss before income tax expense	(56,735)	(44,437)

Income tax expense	30	87

Net loss	(56,765)	(44,524)
Less: Net loss attributable to non-controlling interests	(33,566)
Net loss attributable to iPic Entertainment Inc.	$(23,199)	$(44,524)

Net loss attributable to iPic Entertainment Inc. per Class A common share (Note 11)(1)
Basic	$(4.05)
Diluted	$(4.05)

Weighted-average number of Class A common shares outstanding (Note 11)
Basic	4,629,490
Diluted	4,629,490

Unaudited pro forma net loss per Class A common share (Note 12)
Basic		$(3.98)
Diluted		$(3.98)

Unaudited pro forma weighted-average number of Class A common shares outstanding (Note 12)
Basic		1,248,159
Diluted		1,248,159

Unaudited pro forma income tax expense (Note 12)		$87

(1)	Basic and diluted net loss per Class A common share is applicable only for periods after the Company’s IPO. See Note 11 “Net Loss per Share”.

See accompanying notes to consolidated financial statements.

iPic Entertainment Inc.
Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(56,765)	$(44,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,300	19,686
Impairment of property and equipment	4,430	3,760
Loss on disposal of property and equipment	-	8
Amortization of deferred rent	(1,472)	(866)
Interest paid in kind	7,776	-
Equity-based compensation	9,478	-
Lease incentive payments received from lessors	-	123
Effective interest adjustment	(355)	(355)
Net changes in operating assets and liabilities:
Accounts receivable	1,439	1,032
Inventories	(20)	29
Prepaid expenses	(385)	1,129
Deposits	(41)	14
Accounts payable	(1,064)	211
Accrued expenses and other liabilities	4,551	9,449
Accrued interest	(230)	-
Deferred revenue	(2,603)	917

Net cash used in operating activities	$(16,961)	$(9,387)

Cash flows from investing activities:
Purchases of property and equipment	(23,170)	(16,502)
Repayment of (investment in) convertible note receivable	250	(250)

Net cash used in investing activities	(22,920)	(16,752)

Cash flows from financing activities:
Members’ contributions	2,500	16,057
Proceeds from issuance of common stock sold in initial public offering, net of offering costs	12,325	-
Repayment of notes payable to related parties	(15,000)	-
Borrowings on notes payable to related parties	-	2,891
Borrowings on long-term debt – related party	37,881	14,890
Net repayment of short-term borrowings	(2,304)	(1,847)

Net cash provided by financing activities	35,402	31,991

Net (decrease) increase in cash and cash equivalents	(4,479)	5,852
Cash and cash equivalents at the beginning of period	10,505	4,653

Cash and cash equivalents at the end of period	$6,026	$10,505

See accompanying notes to consolidated financial statements.

iPic Entertainment Inc.
Consolidated Statements of Cash Flows (continued)

(In thousands)

	Year Ended December 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$9,561	$7,723
Cash paid for income taxes	$30	$87

Supplemental disclosures of non-cash activity:
Property and equipment financed through liabilities	$2,656	$723
Insurance premiums financed through short term borrowings	$2,304	$2,300
Interest payment-in-kind	$7,776	$-
Conversion of notes payable to related parties to equity	$37,414	$-
Non-cash capital distributions	$-	$(2,270)

See accompanying notes to consolidated financial statements.

iPic Entertainment Inc.

Consolidated Statements of Changes in Stockholders’ / Members’ Deficit

(In thousands, except share and per share data)

	Members’	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’/ Members’ Deficit Attributable to iPic Entertainment	Non- controlling	Total Stockholders’/ Members’
	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interests	Deficit
Deficit – December 31, 2016	$(93,921)	-	$-	-	$-	$-	$-	$(93,921)	$-	$(93,921)
Net loss	(44,524)	-	-	-	-	-	-	(44,524)	-	(44,524)
Members’ contributions	16,490	-	-	-	-	-	-	16,490	-	16,490
Non-cash distribution to members	(2,270)	-	-	-	-	-	-	(2,270)	-	(2,270)
Deficit – December 31, 2017	(124,225)	-	-	-	-	-	-	(124,225)	-	(124,225)
Activity prior to the initial public offering and related organizational transactions:
Net loss	(4,442)	-	-	-	-		-	(4,442)	-	(4,442)
Members’ contributions	2,500	-	-	-	-		-	2,500	-	2,500
Equity-based compensation	95	-	-	-	-		-	95	-	95
Effects of the initial public offering and related organizational transactions:
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	-	818,429	-	-	-	1,375	-	1,375	10,948	12,323
Issuance of common stock	-	429,730	-	9,926,621	1		-	1	-	1
Conversion of notes payable and accrued interest	-	-	-	-	-	4,151	-	4,151	33,006	37,157
Allocation of equity to non-controlling interests in iPic-Gold Class Holdings, LLC	126,072	-	-	-	-	(14,083)	-	111,989	(111,989)	-
Activity subsequent to the initial public offering and related organizational transactions:
Net loss	-	-	-	-	-	-	(18,757)	(18,757)	(33,566)	(52,323)
Exchange of redeemable non-controlling interests for Class A common stock	-	5,602,866	1	(5,602,866)	(1)	47,232	-	47,232	(47,232)	-
Equity-based compensation	-	-	-	-	-	1,692		1,692	7,975	9,667
Issuance of Class A common stock	-	293,108	-	-	-	26	-	26	-	26
Remeasurement of redeemable non-controlling interests	-	-	-	-	-	(162,381)	-	(162,381)	162,381	-
Deficit – December 31, 2018	$-	7,144,133	$1	4,323,755	$-	$(121,988)	$(18,757)	$(140,744)	$21,523	$(119,221)

See accompanying notes to consolidated financial statements.

iPic Entertainment Inc.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

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

Holdings is considered a variable interest entity (“VIE”) of iPic. iPic is the primary beneficiary due to the following factors: it has an economic interest in Holdings, it is the sole managing member, and it has decision-making authority that significantly affects the economic performance of the entity, while the non-controlling interest holders have no substantive kick-out or participating rights. As a result, Holdings is consolidated as part of iPic. The assets and liabilities of Holdings represent substantially all of our consolidated assets and liabilities.

As a result of the IPO and the related transactions on February 1, 2018, iPic consolidates the financial results of Holdings and iPic-Gold Class and its subsidiaries with its financial results and reports non-controlling interests to reflect the interests of Common Units (as defined below in Note 2 “Initial Public Offering”) of Holdings held by parties other than iPic. iPic-Gold Class has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and Organizational Transactions (as defined below in Note 2 “Initial Public Offering”) have been adjusted to combine the previously separate entities for presentation purposes. Amounts as of December 31, 2017, for the period from January 1, 2017 to December 31, 2017, and for the for the period from January 1, 2018 to January 31, 2018 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the financial position, results of operations and cash flows of iPic-Gold Class. The amounts as of December 31, 2018, and for the period from February 1, 2018 through December 31, 2018 represent the financial position, results of operations and cash flows of the Company. iPic and its subsidiaries are collectively referred to throughout the consolidated financial statements and related notes as the “Company”, “we”, “our” or “us”.

Principles of Consolidation

All significant intercompany balances and transactions have been eliminated in consolidation.

Revision of Prior Period Consolidated Financial Statements

The Company previously classified fees related to enhanced services and experiences within the Theater revenue line item on the consolidated statements of operations, net of certain costs. The Company has determined that certain costs related to these items should have been classified within the line item of Cost of theater within the grouping of Operating Expenses for all periods presented. Consequently, the Company has revised its consolidated financial statements in the period noted below to reflect the correction of this immaterial error. The Company considered SEC Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in assessing materiality. The revision had no impact on reported net loss in any of the periods impacted.

	As Previously Reported	Revision	As Revised
	(in thousands)
Consolidated Statement of Operations December 31, 2017
Revenue – Theater	$61,968	$4,923	$66,891
Total revenues	139,419	4,923	144,342
Cost of theater	23,878	4,923	28,801
Operating expenses	167,770	4,923	172,693

In addition, the following tables present expected revisions to previously filed unaudited interim condensed consolidated financial statements for the impact of this immaterial error on the first, second and third quarter 2018 information when it is presented in future Exchange Act reports (unaudited).

	As Previously Reported	Revision	As Revised
	(in thousands)
Unaudited Condensed Consolidated Statement of Operations for the three month period ended March 31, 2018
Revenue – Theater	$16,311	$1,442	$17,753
Total revenues	37,262	1,442	38,704
Cost of theater	6,245	1,442	7,687
Operating expenses	54,387	1,442	55,829

Unaudited Condensed Consolidated Statement of Operations for the three month period ended June 30, 2018
Revenue – Theater	$16,462	$1,607	$18,069
Total revenues	37,519	1,607	39,126
Cost of theater	6,476	1,607	8,083
Operating expenses	42,161	1,607	43,768

Unaudited Condensed Consolidated Statement of Operations for the six month period ended June 30, 2018
Revenue – Theater	$32,773	$3,049	$35,822
Total revenues	74,780	3,049	77,829
Cost of theater	12,721	3,049	15,770
Operating expenses	96,549	3,049	99,598

Unaudited Condensed Consolidated Statement of Operations for the three month period ended September 30, 2018
Revenue – Theater	$14,160	$947	$15,107
Total revenues	31,742	947	32,689
Cost of theater	4,998	947	5,945
Operating expenses	39,646	947	40,593

Unaudited Condensed Consolidated Statement of Operations for the nine month period ended September 30, 2018
Revenue – Theater	$46,933	$3,996	$50,929
Total revenues	106,522	3,996	110,518
Cost of theater	17,719	3,996	21,715
Operating expenses	136,195	3,996	140,191

Locations

At December 31, 2018 and 2017, the Company operated a total of fifteen and sixteen cinemas, respectively, in the following locations throughout the United States:

● Glendale, Wisconsin[1]	● Scottsdale, Arizona
● Pasadena, California	● Bolingbrook, Illinois
● Austin, Texas	● South Barrington, Illinois
● Fairview, Texas	● Los Angeles, California
● Boca Raton, Florida	● Houston, Texas
● Bethesda, Maryland	● Fort Lee, New Jersey
● North Miami, Florida	● New York, New York
● Redmond, Washington	● Dobbs Ferry, New York

[1]	Location was closed in the first quarter of 2018. Refer to Note 4 “Property and Equipment”.

New Accounting Pronouncements

As an emerging growth company, the Company has elected the option to defer the effective date for adoption of new or revised accounting guidance. This option allows the Company to adopt new guidance on the effective date for entities that are not public business entities.

Interim Reporting

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments are effective as of November 5, 2018. Among the amendments is the requirement for companies to present (either in a separate statement or in the notes to the consolidated financial statements) an analysis of the changes in each line item of stockholders’ equity and non-controlling interests, presented in the balance sheets, for interim consolidated financial statements in quarterly reports on Form 10-Q.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

●	In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09. The guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public business entities and for all other entities subsequent to December 15, 2018, including interim reporting periods within that reporting period. The Company has elected to defer the implementation to the first quarter of 2019.

●	In March 2016, the FASB issued Accounting Standards Update 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenues Gross versus Net) (“ASU 2016-08”). The purpose of ASU 2016-08 is to clarify the implementation of revenue recognition guidance for principal versus agent considerations.

●	In April 2016, the FASB issued Accounting Standards Update 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”). The purpose of ASU 2016-10 is to clarify certain aspects of identifying performance obligations and licensing implementation guidance.

●	In May 2016, the FASB issued Accounting Standards Update 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The purpose of ASU 2016-12 is to address certain narrow aspects of Accounting Standards Codification (“ASC”) Topic 606 including assessing collectability, presentation of sales taxes, noncash considerations, contract modifications and completed contracts at transition.

●	In December 2016, the FASB issued Accounting Standards Update 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). The purpose of ASU 2016-20 is to amend certain narrow aspects of the guidance issued in ASU 2014-09 related to the disclosure of performance obligations, as well as other amendments related to loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities-Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. The Accounting Standards Update is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018.

The amendments in these accounting standards updates may be applied either using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective or retrospectively to each period presented. Early adoption is permitted.

The Company will adopt the amendments within these accounting standards updates in the first quarter of 2019 using the modified retrospective transition method. The Company has completed its analysis and concluded the adoption of ASC 606 will not materially impact the timing of revenue recognition for food and beverage revenue, theater revenue, other revenue streams, including revenues for unredeemed gift cards and advance ticket sales.

Leases

In February 2016, the FASB codified Accounting Standards Codification (“ASC”) Topic No. 842, Leases, which requires companies to present substantially all leases on their balance sheets but continue to recognize expenses on their income statements in a manner similar to today’s accounting. The new guidance also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expenses expected to be recognized from existing leases. The new guidance requires companies to adopt its provisions by modified retrospective adoption and will be effective for public business entities for years beginning after December 15, 2018, including interim periods within those years. Nonpublic business entities should apply the amendments for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. The Company will adopt ASC Topic 842 in the first quarter of 2020 using the modified retrospective transition method on the effective date. Early application is permitted for all entities upon issuance. In January 2018, the FASB issued ASU No. 2018-01, as an amendment to ASC Topic No. 842, Leases, which is a land easement practical expedient. If the Company elects to use this practical expedient, the Company would evaluate new or modified land easements under this ASU beginning at the date of adoption. The Company is currently evaluating the impacts this new guidance will have on its consolidated financial statements. The Company currently expects that the majority of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the new guidance. The Company expects that adoption will result in a material increase in the assets and liabilities presented in its consolidated balance sheets. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842 and ASU No. 2018-11, Targeted Improvements to Topic 842. The amendments in ASU No. 2018-10 and ASU No. 2018-11 provide additional clarification and implementation guidance on certain aspects of the previously issued ASU No. 2016-02, Leases (Topic 842), and have the same effective and transition requirements as ASU No. 2016-02.

Stock Compensation

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718), to expand the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for public business entities for years beginning after December 15, 2018, and interim periods within those years. For all other entities, the amendments are effective for years beginning after December 15, 2019, and interim periods within years beginning after December 15, 2020. Early application is permitted, but the provisions of this ASU are not to be adopted before an entity adopts ASC Topic 606. The Company is evaluating the effects of adoption of ASU No. 2018-07 will have on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718), to provide guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company adopted this pronouncement for the fiscal year beginning January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements.

Earnings Per Share

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480) And Derivatives And Hedging (Topic 815). The amendments in Part I of this ASU change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt-Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480) And Derivatives And Hedging (Topic 815) recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of the ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is evaluating the impact that ASU No. 2017-11 will have on its consolidated financial statements.

Consolidation

In October 2018, FASB issued ASU No. 2018-17, Consolidation - Targeted Improvements to Related Party Guidance for Variable Interest Entities (Topic 810). ASU No. 2018-17 guidance eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. This pronouncement is effective for public entities for fiscal years ending after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that ASU No. 2018-17 will have on its consolidated financial statements.

Basis of Presentation and Accounting

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates include, breakage on gift cards, fair value of equity based compensation, realization of deferred tax assets and uncertain tax positions and the useful life and impairment of long-lived assets. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Fair Value of Financial Instruments

The fair value of accounts receivable and accounts payable approximate their respective carrying values due to the short-term nature of those instruments. The Company believes it is not practicable to determine the fair value of its debt without incurring excessive costs because interest rates and other terms for similar debt are not readily available.

Variable Interest Entities

A VIE is an entity (1) that has total equity at risk that is not sufficient to finance its activities without additional subordinated financial support from any entities; (2) where the group of equity holders does not have the power to direct the activities of the entity that most significantly impact the entity’s economic performance, or the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected residual returns, or both; or (3) where the voting rights of some investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected residual returns of the entity, or both, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights. To determine whether an entity is considered to be a VIE, the Company first performs a qualitative analysis, which requires certain subjective decisions regarding its assessments, including, but not limited to, the existence of a principal-agency relationship between the parties, the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties, and the purpose of the arrangement.

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

See Note 3 – Variable Interest Entities for further discussion on the structure for building our new theater location and corporate office in Delray Beach, Florida.

Cash and Cash Equivalents

The Company considers all highly liquid instruments or investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at their estimated net realizable value. As of December 31, 2018 and 2017, the Company recorded $3,874 and $5,313, respectively, of accounts receivable, of which $1,339 and $2,773 relate to amounts owed by Vantiv/Worldplay and American Express for credit card transactions processed before December 31, 2018 and 2017, respectively. Such amounts were collected in early January 2019 and 2018, respectively. Receivables are written off when they are considered uncollectible. The Company does not accrue interest on its receivables. At December 31, 2018 and 2017, the Company determined that all receivables were fully collectible and therefore, no allowance for doubtful accounts has been recorded.

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

The Company maintains a membership program, whereby members earn and accrue points based on purchases, which are redeemable on future purchases of tickets or food and beverage. For every dollar a member spends, the member receives one point which is equal to one cent. Points are redeemable once a member earns 500 points or greater. The Company uses the deferred revenue model which results in the transaction price being allocated to the products and services sold and the award credits, with revenue recognized as each element is delivered. The portion of the theater and food and beverage revenues attributed to the rewards is deferred as a reduction of theater and food and beverage revenues, respectively. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. The Company charges an annual fee for this membership program, which is recorded as deferred revenue and recognized as revenue ratably over the twelve-month membership period. The revenue from the annual fee is included in other revenues in the accompanying consolidated statements of operations.

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

The Company places its cash with high credit quality financial institutions. The Company has never experienced any losses related to its uninsured balances. Cash accounts at each U.S. bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 in the aggregate and may exceed federally insured limits. A total of approximately $6,433 was held in one financial institution, at December 31, 2018.

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

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the years ended December 31, 2018 and 2017, the Company incurred interest costs totaling $17,159 and $16,287, respectively, of which $81 and $196 was capitalized, respectively.

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

During the fourth quarter of 2018, the Company determined that our South Barrington and Scottsdale locations were impaired based on the forecasts for these locations over the balance of their lease terms. The events giving rise to these decisions include underperformance of the Barrington location during the last quarter of 2018 and the changing competitive landscape in the Scottsdale area. Accordingly, the Company evaluated the value of the South Barrington and Scottsdale locations. Based on this evaluation, the Company determined that the long-lived assets at our South Barrington and Scottsdale locations, with total carrying values of $4,205 and $3,491, respectively, were no longer recoverable. Consequently, the assets were written down to their estimated fair values of $1,650 and $1,617, respectively. Fair value was based on expected future cash flows using Level 3 inputs, as defined under FASB ASC Topic No. 820, Fair Value Measurements. The cash flows are those expected to be generated by market participants, discounted at market-participant weighted average cost of capital. Because of lower marketplace demand, it is reasonably possible that the estimate of expected future cash flows for these locations may change in the near term resulting in the need to adjust our determination of fair value. The impairment loss of $4,430 is included in the consolidated statements of operations.

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

Income Taxes

We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. Management determined that based on all available evidence, a full valuation allowance was required for all federal, state and local deferred tax assets due to losses incurred for the past several years.

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

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no amounts accrued for interest or penalties at December 31, 2018 and 2017. The Company does not expect the total amount of unrecognized tax benefits to significantly change in the next 12 months.

Accrued Interest — Long-Term

Accrued interest — long-term includes deferred interest recorded on the Company’s increasing-rate debt and accrued interest on related party notes that the Company does not expect to liquidate within one year of the date of the consolidated balance sheets. Accrued interest on long-term debt as of December 31, 2018 is also included in Accrued Interest – Long Term as it was paid in kind subsequent to the consolidated balance sheet date.

Equity-Based Compensation

Equity-based compensation costs for equity classified awards are measured on the grant date based on the fair value of the award at that date and are recognized over the requisite service period. Liability classified awards are remeasured at their fair-value-based measure as of each reporting date until settlement. In accordance with ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, the Company will account for forfeitures as they occur.

Pre-Opening Expenses

Pre-opening expenses consist primarily of advertising and other start-up costs incurred prior to the operation of new theaters and are expensed as incurred.

Advertising and Marketing Expenses

The Company expenses advertising and marketing costs as incurred. The Company incurred advertising and marketing expenses of $2,705 and $3,128 for the years ended December 31, 2018 and 2017, respectively. These expenses are included in other operating expenses in the accompanying consolidated statements of operations.

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

We have the sole voting interest in, and control the management of Holdings and, indirectly, iPic-Gold Class. As a result, we consolidated on February 1, 2018 both Holdings and iPic-Gold Class in our consolidated financial statements and will report non-controlling interests related to the remaining LLC Interests held by the Continuing iPic Equity Owners on our consolidated financial statements.

Issuance of Warrants

On February 1, 2018, upon the closing of the IPO, the Company issued certain warrants to the selling agents (the “Selling Agents’ Warrants”) to purchase a number of shares of the Class A Common Stock equal to 2.2% of the total shares of the Class A Common Stock sold in the IPO. This equated to a total of 18,005 shares. The Selling Agents’ Warrants are exercisable commencing approximately 13 months after the date of the applicable closing and will be exercisable for three and a half years after such date. The Selling Agents’ Warrants are not redeemable by the Company. The exercise price for the Selling Agents’ Warrants is $23.125 which equals 125% of the public offering price of $18.50 per share. The fair value of the warrants of $90 was offset against the proceeds received from the IPO.

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

Delray is not a business and was established to participate in the development of the theater and office space. The Company has a shared services agreement with Delray to provide Delray with employees, technical services, administrative and support services. Under this agreement the Company agreed to assume operating responsibility for Developer under the ultimate supervision and control of Delray pursuant to a development management agreement that Developer has with 4th and 5th Avenue Holdings to provide these services. These agreements will end upon completion of the development of the project, which is anticipated to occur in June 2019. The Company will be paid an annual fee for these services under the shared services agreement that equates to 50% of the fee paid to Developer under the development management agreement. The other 50% will be paid to the other 50% owner of Developer. In addition, the Company is obligated to cover certain losses or additional capital calls that may arise related to a completion guaranty on the development project. The Company has also signed an indemnification agreement, along with an affiliate of the other 50% owner of Developer, to indemnify 4th and 5th Avenue Holdings for certain conditions and to maintain a minimum aggregate net worth, on a combined basis, of $15,000 which shall include $1,650, on a combined basis, of liquid assets through the completion of the development of the project. Should the combined net worth of the Company and the affiliate of the other 50% owner in Developer fall below $15,000, the parties must provide additional collateral to 4th and 5th Avenue Holdings subject to their review and consent.

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

The Company’s largest exposure to any single unconsolidated VIE is its responsibility to act under the completion guaranty whereby the Company is obligated to cover certain losses or additional capital calls required by Delray until the completion of the development of the project related to its ownership in Developer. Of this amount, the Company would be responsible for half with the other half being guaranteed by an affiliate of the other 50% owner of Developer. As of December 31, 2018 and December 31, 2017, the value of this potential guarantee was determined to be nominal, as the probability of the Company’s requirement to act under the guarantee was determined to be remote. The Company did not hold any assets or liabilities in any of the unconsolidated VIEs as of December 31, 2018 and December 31, 2017. The Company will continue to evaluate its relationships to these VIEs on an ongoing basis.

Note 4 — Property And Equipment

Property and equipment, net consists of the following:

	December 31, 2018	December 31, 2017
Leasehold improvements	$133,743	$137,675
Furniture, fixtures and office equipment	59,207	53,888
Construction in progress (site development)	11,968	2,124
Projection equipment and screens	11,125	12,330
Computer hardware and software	7,157	6,983
	223,200	213,000
Less: accumulated depreciation and amortization	(79,661)	(71,834)
Total	$143,539	$141,166

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

The Company has established a liability of $1,839 for the remaining lease obligation associated with the Glendale location in the accompanying consolidated balance sheets. The current portion of the lease liability is included with “Accrued expenses” and the long-term portion is included in “Other long-term liabilities”. As of December 31, 2018, the future lease obligation was recorded at present value and discounted at an annual rate of 13%. Sublease payments were anticipated to be received 24 months from the abandonment date. The sublease payments were estimated to be 50% less than the Company’s lease payment obligation through the remainder of the lease.

NOTE 5 — BORROWINGS

Notes Payable to Related Parties

Notes payable to related parties and their affiliates consist of the following:

	December 31, 2018	December 31, 2017
5.00% VR iPic Finance, LLC notes	$-	$16,125
5.00% VR iPic Finance, LLC demand notes	-	14,461
10.50% Village Roadshow Attractions USA, Inc. notes	-	15,000
5.00% Village Roadshow Attractions USA, Inc. notes	-	1,071
5.00% iPic Holdings, LLC notes	-	547
5.00% Regal/Atom Holdings, LLC note	-	3,038
Total	$-	$50,242

5.00% notes payable to VR iPic Finance, LLC, a joint venture between iPic Holdings, LLC and Village Roadshow Attractions USA, Inc. — Principal and interest were only paid if iPic Holdings, LLC and Village Roadshow Attractions USA, Inc. were due a distribution as outlined in the iPic-Gold Class Limited Liability Company Agreement (the “LLC Agreement”) and only to the extent of amounts so distributed. On the date of the IPO these notes were converted to equity and are no longer due.

5.00% demand notes payable to VR iPic Finance, LLC. — Interest was paid monthly. The notes had no stated maturity. On the date of the IPO these notes were converted to equity and are no longer outstanding.

10.50% notes payable to Village Roadshow Attractions USA, Inc. — The notes accrued interest on the unpaid principal amount at 10.50% per annum and were subject to minimum guaranteed interest of $3,000 over the life of the notes. Principal and interest were only paid if Village Roadshow Attractions USA, Inc. was due a distribution as outlined in the LLC Agreement and only to the extent of amounts such distributed. The notes had no stated maturity. On the date of the IPO these notes were refinanced through additional borrowings under the Non-revolving Credit Facility.

5.00% note payable to Village Roadshow Attractions USA, Inc. — Principal and interest were only paid if Village Roadshow Attractions USA, Inc. was due a distribution as outlined in the LLC Agreement and only to the extent of amounts so distributed. The notes had no stated maturity. On the date of the IPO these notes were converted to equity and are no longer outstanding.

5.00% note payable to iPic Holdings, LLC — Principal and interest were only paid if iPic Holdings, LLC was due a distribution as outlined in the LLC Agreement, and to the extent of the amount of so distributed. The notes had no stated maturity. On the date of the IPO these notes were converted to equity and are no longer outstanding.

5.00% note payable to Regal/Atom Holdings, LLC. — Principal and interest were only paid if Regal/Atom Holdings, LLC was due a distribution as outlined in the LLC Agreement, and only to the extent of amounts so distributed. The notes had no stated maturity. On the date of the IPO these notes were converted to equity and are no longer outstanding.

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

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of December 31, 2018 and December 31, 2017. Of the total commitment amounts of $186,000 available in Tranche 3, $148,433 and $102,775 were borrowed as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 $37,567 remained available to borrow from Tranche 3 for the planned remodels and new construction, as well as, working capital requirements subject to certain limitations.

The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at December 31, 2018 and December 31, 2017) and the effective interest rate of 6.95% is $621 and $976 at December 31, 2018 and December 31, 2017, respectively, and is recorded in “Accrued interest - long-term” in the accompanying consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

Short-Term Financing

The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty and Directors & Officers insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At December 31, 2018 and December 31, 2017, the Company’s obligation under premium financing arrangements was $1,392 and $1,214, respectively, and is included in accrued insurance in the accompanying consolidated balance sheets.

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

On July 12, 2018, in accordance with these provisions and other terms and conditions of the LLC Agreement, two non-controlling interest holders exchanged 100% of their respective membership interests (5,602,866 membership units) in Holdings for a corresponding number of shares of iPic’s Class A common stock. As part of the exchange, each investor’s shares of Class B common stock in iPic were canceled. Also, on July 20, 2018, Ajay Bijli, an independent director of the Board of Directors, (the “Board”) resigned. The resignation of Mr. Bijli left the remaining Board with four directors. Prior to the resignation, the majority of the Board was comprised of non-controlling interest holders. Consequently, and in accordance with ASC 480-10-S99-3A, the Company was required to record the non-controlling interest outside of permanent equity and subsequently measure the non-controlling interests at the greater of their redemption price or carrying amount. However, upon resignation of Mr. Bijli, the criteria within ASC 480-10-S99-3A requiring classification outside of permanent equity was no longer met and, therefore the Company reclassified all remaining non-controlling interests to permanent equity. As of December 31, 2018, non-controlling interests were no longer considered to be redeemable, and the Company included all non-controlling interest within permanent equity.

Private Placement

On February 1, 2018, the Company closed a private placement of $2,500 from an affiliate of one of its existing investors, Regal Cinemas, which had previously invested $12,000 in April 2017.

2017 Equity Incentive Plan

In connection with the IPO and related transactions, the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan (or the “2017 Equity Incentive Plan”), was migrated to iPic and options granted under the 2017 Equity Incentive Plan were replaced with options to acquire Class A Common Stock of iPic. Under the plan, equity awards may be made in respect of 1,600,000 iPic shares, and the number of authorized shares is subject to automatic increases which begin in fiscal year 2019. Under the 2017 Equity Incentive Plan, awards may be granted in the form of options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalent rights and share awards. The migration of the 2017 Equity Incentive Plan did not result in any changes to the terms and conditions, therefore no modification was deemed to have occurred.

Each Incentive Option and Non-Qualified Option (as defined by Section 422 of the Internal Revenue Code of 1986, collectively “Options”) contains the following material terms:

(i)	the exercise price, which shall be determined by the Compensation Committee at the time of grant, shall not be less than the greater of (i) the par value of the stock and (ii) 100% of the Fair Market Value (defined as the closing price at the close of the primary trading session of the shares on the date immediately prior to the date of the grant on the principal national security exchange on which the common stock is listed or quoted, as applicable) of the common stock of the Company, provided that if there is a grant of an incentive option to a recipient who owns more than ten percent (10%) of the total combined voting power of all classes of securities of the Company, the exercise price shall be at least 110% of the Fair Market Value;

(ii)	the term of each Option shall be fixed by the Committee, provided that such Option shall not be exercisable more than ten (10) years after the date such Option is granted, and provided further that with respect to an Incentive Option, if the recipient owns more than ten percent (10%) of the total combined voting power of the Company, the Incentive Option shall not be exercisable more than five (5) years after the date such Incentive Option is granted;

(iii)	subject to acceleration in the event of a Change of Control of the Company (as further described in the 2017 Equity Incentive Plan), the period during which the Options vest shall be designated by the Committee;

(iv)	no Option is transferable and each is exercisable only by the recipient of such Option except in the event of the death of the recipient;

(v)	to the extent that the aggregate Fair Market Value of Incentive Options granted under the Plan are exercisable by a participant for the first time during any calendar year exceeds $100, such Incentive Options shall be treated as Non-Qualified Options; and

(vi)	with respect to Options granted to a director, the aggregate number of shares that may be issued under the Plan in any calendar year to an individual Director may not exceed that number of shares representing a Fair Market Value equal to the positive difference, if any, between $300, and the aggregate value of any annual cash retainer paid to the director.

Incentive stock options

The following is a summary of the Company’s Non-Qualified Options activity:

	Options	Weighted Average Grant Date Fair Value Per Option	Weighted Average Exercise Price per Option
Outstanding - December 31, 2017	955,300	$4.58	$18.13
Exercisable - December 31, 2017	-	$-	$-
Granted	149,120	$2.56	$8.26
Exercised	-	$-	$-
Forfeited/Cancelled	(63,996)	$4.28	$16.67
Outstanding – December 31, 2018	1,040,424	$4.31	$16.80
Exercisable – December 31, 2018	346,749	$3.77	$14.15

On July 10, 2018, 114,119 options were granted to certain employees related to the 2017 bonus payout in lieu of cash. The bonus awards for 2017 were settled in the form of 75% in cash and 25% in options. The options vested immediately upon issuance and the aggregate grant-date fair value was $382. On December 21, 2017 955,300 options were granted to certain employees. The aggregate grant-date fair value was $4,379.

At December 31, 2018, the total intrinsic value of the Options outstanding was $0. As of December 31, 2018, the weighted average remaining contractual term of Options outstanding was 9.25 years.

At December 31, 2018, the total intrinsic value of the Options exercisable was $0.

A total of 145,424 Options were vested as of December 31, 2018.

The Company recognized an aggregate of $1,145 and $0 in compensation expense during the year ended December 31, 2018 and 2017, respectively, related to the Options.  At December 31, 2018, unrecognized stock-based compensation was $3,250 for the Options, which is expected to be recognized over a weighted average remaining life of approximately 2.63 years.

The fair value of the Options issued on July 10, 2018 and on December 21, 2017 were estimated using a Black-Scholes Options Pricing Model. The Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded and therefore the expected option term is calculated based on the simplified method, which results in an expected term based on the midpoint between the vesting date and the contractual term of the option.

Assumptions	July 10, 2018
Expected term (years)	2.5
Stock price	$8.26
Expected volatility	46.3%
Risk-free interest rate	2.63%
Dividend yield	0.00%

Assumptions	December 21, 2017
Expected term (years)	5.97
Stock price	$14.69
Expected volatility	35.50%
Risk-free interest rate	2.34%
Discount for lack of marketability	19.00%
Dividend yield	0.00%

Restricted stock units

On December 6, 2017 iPic granted 483,864 Restricted Stock Units (“RSUs”) to our named executive officers and certain other employees. The awards contained no future service requirement and fully vested when the IPO occurred. Therefore, on February 1, 2018, the Company recognized compensation expense related to these RSUs of $8,235. The grant date fair value of the RSUs was $17.02 per unit, using the IPO price adjusted for a discount for the lack of marketability valuation method. At December 31, 2018 there were no unrecognized compensation costs related to the RSUs.

The RSUs will remain outstanding until the issuance of Class A shares on the different settlement dates. On May 15, 2018, 247,755 of the RSUs were exchanged for Class A shares. On June 29, 2018, 14,770 of the RSUs were exchanged for Class A shares. The remaining 221,339 RSUs will be exchanged for Class A shares on May 15, 2019.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Operating Leases

At December 31, 2018, future minimum payments under non-cancelable operating leases are as follows.

2019	$23,118
2020	25,646
2021	28,423
2022	30,108
2023	30,297
Thereafter	361,826

$499,418

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the years ended December 31 was as follows:

	2018	2017
Minimum rentals	$16,371	$15,013
Contingent rentals	-	(41)

	$16,371	$14,972

Litigation

The Company is exposed to litigation in the normal course of business.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

The Company currently is a defendant in a class action lawsuit captioned Mary Ryan and Johanna Nielson v. iPic-Gold Class Entertainment, LLC, Case # BC 688633, which was filed in Superior Court of the State of California, County of Los Angeles, on December 29, 2017. This lawsuit asserts failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers. On February 6, 2019, the parties reached a preliminary agreement to settle the lawsuit for $1,500. The parties are in the process of negotiating a settlement agreement for submission to the court for preliminary approval of the settlement. For the year ended December 31, 2018 the legal settlement expense has been recorded in the consolidated statement of operations and recorded as part of accrued expenses in the consolidated balance sheets. See Note 15 to our consolidated financial statements for further discussion of the settlement.

Other than the lawsuit described above, the Company is currently not aware of any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the business, financial condition, operating results or cash flows. However, lawsuits or any other legal or administrative proceeding, regardless of the outcome, may result in diversion of resources, including management’s time and attention.

NOTE 8 — INCOME TAXES

The Company is the sole managing member of Holdings, and Holdings is the sole managing member of iPic-Gold Class and its subsidiaries, and as a result, consolidates the financial results of Holdings and iPic-Gold Class. Both Holdings and iPic-Gold Class are treated as pass-through entities for U.S. federal income tax purposes and, as such, will not be subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including the Company. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss of Holdings.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted into law. The TCJA provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, including the reduction of the U.S. federal corporate income tax rate from 35% to 21%, among other provisions.

The provision for income taxes consists of the following:

For the year ended,	December 31, 2018	December 31, 2017
Current – state and local	$30	$87
Deferred – state and local	-	-
Total	$30	$87

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

For the year ended,	December 31, 2018	December 31, 2017
Statutory rate	21.00%	35.00%
State and local income taxes	1.92%	(0.20%)
Change in valuation allowance	(10.17%)	-
Non-controlling interests	(12.80%)	-
LLC flow-through structure	-	(35.00%)
Effective tax rate	(0.05%)	(0.20%)

Our effective income tax rates for 2018 and 2017 were (0.05)% and (0.20)%, respectively. Our effective tax rate differs from the statutory rate due to non-controlling interest, changes in the tax valuation allowance, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets:
Deferred rent	$2,331	$47
Deferred revenue	-	2
Accrued expenses	913	31
Net operating loss – states	601	322
Tenant improvement allowance	5,669	128
Interest deduction limitation	3,331	-
Net operating loss – federal	2,907	-
Equity-based compensation	182	-
Other assets	50	1
Total deferred tax assets	15,984	531
Deferred tax liabilities:
Property and equipment	(4,775)	(133)
Prepaid expenses	(297)	(6)
Partnership basis amortization on February 1, 2018	(126)
Partnership basis amortization on July 12, 2018	(343)
Total deferred tax liabilities	(5,541)	(139)
Total net deferred tax asset before valuation allowance	10,443	392
Valuation allowance	(10,443)	(392)
Net deferred tax asset	$-	$-

As of December 31, 2018, our federal and state net operating loss carryforwards for income tax purposes were $13,841. Due to the Tax Cuts and Jobs Act of 2017, the Federal operating loss carryforwards generated in 2018 do not expire.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of December 31, 2018, we concluded, based on the weight of all available positive and negative evidence, that all our deferred tax assets do not meet the more likely than not threshold to be realized. As such, a full valuation allowance was recognized. The net change in valuation allowance for 2018 was an increase of $10,051.

Pursuant to our election under Section 754 of the Internal Revenue Code (the "Code"), we expect to obtain an increase in our share of the tax basis in the net assets of Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. We intend to treat any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

NOTE 9 — MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the year ended December 31, 2018 of $56,765. In addition, the Company’s liabilities exceeded its assets by $119,221 and the Company had a working capital deficit of $14,681 at December 31, 2018.

The Company had cash and cash equivalents of $6,026 at December 31, 2018 and used $16,961 in cash for operating activities for the year ended December 31, 2018.

The Company’s ability to continue as a going-concern is dependent on refinancing of existing debt or obtaining additional equity. The main sources of funding are expected to be the RSA Non-revolving Credit Facility and new financing.

Management believes that growth into new locations is critical to the Company’s ability to achieve profitability and generate cash from operating activities. Management considers the continued availability of the Non-revolving Credit Facility and obtaining new financing to be significant to its ability to satisfy its payment obligations as they become due, including but not limited to, planned remodeling of existing locations, construction of new locations and funding operations.

To meet our capital and operating needs, the Company is considering multiple alternatives, including, but not limited to, equity financings, debt financings and other funding transactions, as well as operational changes to increase revenues and contain costs. No assurance can be given that any future financing or funding transaction will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations in the case of debt financing or cause substantial dilution for stockholders in the case of equity financing.

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

Management has determined that these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 10 — NON-CONTROLLING INTERESTS

As of December 31, 2018, 62.30% of Holdings’ ownership interests was held by iPic. The non-controlling interests represent the Holdings’ ownership interests not held by iPic. The ownership is summarized as follows:

	December 31, 2018
	Units	Ownership %
iPic’s ownership of Common Units	7,144,133	62.30%
Non-controlling interest holders’ ownership of Common Units	4,323,755	37.70%
Total Common Units	11,467,888	100.00%

The Company uses the weighted-average ownership percentages during the period to calculate the pretax income or loss attributable to iPic and the non-controlling interest holders of Holdings.

NOTE 11 — NET LOSS PER SHARE

The Company computed net loss per share only for the period our common stock was outstanding during 2018, referred to as the “Post-IPO Period”. We have defined the Post-IPO Period as February 1, 2018, the date our shares began trading on the NASDAQ, through December 31, 2018, or 334 days of activity for the reporting period ended December 31, 2018. Basic net loss per share is computed by dividing the net loss attributable to Class A Common Stockholders for the Post-IPO Period by the weighted-average number of shares of Class A Common Stock outstanding during the Post-IPO Period. The weighted average number of Restricted Stock Units to be settled in shares of Class A Common Stock became fully vested on the IPO date and are included in the calculation below. Prior to the IPO, the iPic-Gold Class membership structure included membership units. The Company analyzed the calculation of earnings per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per unit information has not been presented for periods prior to the IPO on February 1, 2018.

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

Basic and diluted loss per share/unit for the period ended December 31, 2018:

February 1, 2018 through
December 31, 2018
Numerator:
Net loss attributable to iPic Entertainment Inc. – Actual Dollars	$(18,757,469)
Denominator:
Class A Common Stock	4,325,202
Restricted Stock Units	304,288
Weighted-average Class A Common Stock and Restricted Stock Units	4,629,490

Net loss per Class A common share — basic and diluted	$(4.05)

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

The following table summarizes the types of potentially dilutive securities outstanding as of December 31, 2018:

December 31, 2018

LLC Interests	4,323,755
Non-Qualified Options	1,040,424
Selling Agents’ Warrants	18,005
Total	5,382,184

NOTE 12 — UNAUDITED PRO FORMA INFORMATION FOR 2017 NET LOSS PER SHARE

Unaudited Pro Forma Net Loss Per Share

Unaudited pro forma basic net loss per share was computed by dividing the net loss attributable to Class A Common Stockholders by the weighted-average number of shares of Class A Common Stock issued in the initial public offering of iPic Entertainment Inc., as if such shares were issued and outstanding prior to the IPO.

Unaudited pro forma diluted net loss per share was computed by adjusting the net loss available to Class A Common Stockholders and the weighted-average number of shares of Class A Common Stock outstanding to give effect to potentially dilutive securities. Shares of Class B Common Stock issued in the initial public offering did not participate in earnings of iPic Entertainment Inc. As a result, the shares of Class B Common Stock are not considered participating securities and were not included in the weighted-average shares outstanding for purposes of computing pro forma net loss per share. Class B Common Stockholders have the option to exchange their membership interests in the Company for Class A Common Stock of iPic Entertainment Inc. maintaining a one-to-one ratio. Therefore, the equivalent number of shares of Class A Common Stock could be issuable in exchange for the Class B Common Stockholders’ membership interests of the Company.

The Company has issued potentially dilutive instruments in the form of our Non-Qualified Options granted to our employees and directors. The Company did not include any of these instruments in its calculation of diluted net loss per share during the period because to include them would be anti-dilutive due to the Company’s loss from operations during the period.

December 31, 2017
Net loss (actual dollars)	$(44,524,286)
Net loss attributable to Class A common shares (actual dollars)	$(4,973,108)
Shares used in computing net loss per Class A common share, basic and diluted	1,248,159

Net loss per Class A common share	$(3.98)

Unaudited Pro Forma Income Tax Expense

Pro forma income tax expense provides for corporate income taxes at an estimated effective rate of 0.20% for the year ended December 31, 2017, which includes a provision for U.S. federal income taxes, net of a valuation allowance of 100%, and assumes the highest statutory rates apportioned to each state and local jurisdiction.

NOTE 13 — 401(k) PLAN

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

NOTE 14 — ACCRUED EXPENSES

Components of accrued expenses are summarized as follows:

	December 31, 2018	December 31, 2017
Accrued merchant fees	$244	$291
Accrued film rental	459	479
Accrued utilities	-	403
Accrued cost of revenue	137	453
Accrued legal settlement costs	1,500	-
Accrued marketing	75	35
Accrued future lease payments-Bayshore	514	-
Accrued real estate tax	286	180
Accrued personal property tax	322	216
Accrued Texas franchise tax	73	98
Accrued expenses – other	1,429	554
Total	$5,039	$2,709

NOTE 15 — SUBSEQUENT EVENTS

The Company currently is a defendant in a class action lawsuit captioned Mary Ryan and Johanna Nielson v. iPic-Gold Class Entertainment, LLC, Case # BC 688633, which was filed in Superior Court of the State of California, County of Los Angeles, on December 29, 2017. This lawsuit asserted failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers. On February 6, 2019, the parties reached a preliminary agreement to settle the lawsuit for $1,500. The parties are in the process of negotiating a settlement agreement for submission to the court for preliminary approval of the settlement. The gross settlement amount will be used to satisfy all of the Company’s liabilities arising from the settlement, including payment of employee-side taxes, interest, plaintiffs’ attorneys’ fees and costs, the incentive award for the plaintiffs, all costs of administration, and payments to all putative class members who do not opt out of the settlement. The preliminary agreement provides for a full release of claims by class members who do not opt out of the settlement. In the fourth quarter, the Company has recorded the legal settlement expense in the consolidated statement of operations and recorded the liability under the Accrual Expenses in the consolidated balance sheets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In accordance with Rule 13a-15(b) of the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the CEO and the CFO have concluded that as a result of the material weaknesses in our internal control described below, the Company’s current disclosure controls and procedures, as of December 31, 2018, were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weaknesses described below, based on the additional analysis and other post-closing procedures performed, management believes the financial statements included in this report are fairly presented, in all material respects, in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our CEO and CFO, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 in accordance with the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes our internal control over financial reporting as of December 31, 2018 was not effective as a result of the material weaknesses described below.

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

Material Weaknesses

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the prior year Form 10-K as of December 31, 2017, we have identified material weaknesses in internal control over financial reporting. In 2018, management remediated the improperly designed information technology controls, as discussed further below. However, we consider the other material weaknesses identified in the prior year to remain as of December 31, 2018, as described further below:

•	We do not have an effective control environment because we do not have formalized internal control policies and procedures. Specifically, the Company has not yet designed an effective system of internal control over financial reporting.

•	We also identified material weaknesses related to our lack of adequate review of complex accounting matters. Specifically, we have not yet designed precise enough review controls in order to identify material misstatements relating to complex accounting matters, including review controls over the preparation of our long-lived asset impairment evaluation and other areas.

•	We also identified material weaknesses relating to improperly designed period end financial reporting controls. Specifically, we have not yet designed suitable review controls governing the review of financial statements and accounting records. Additionally, the Company does not have adequate review controls over our periodic financial reporting including maintaining sufficient monitoring controls over the recording of journal entries and maintaining sufficient segregation of duties.

The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2018.

We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including controls designed to require review of complex areas in a timely manner. In addition, we are designing and implementing improved processes and internal controls throughout the organization, including enhancing our control environment and redesigning and implementing controls over supervisory reviews by our management.

Management’s Remediation Plan

During the third and fourth quarters of 2018, with assistance from external consultants, management reviewed in detail all business processes impacting financial results. Financial reporting risks were identified for each process and controls were newly designed, updated or modified as necessary to address those risks. New and enhanced internal controls were implemented throughout 2018, with the majority of the key controls being implemented in the third and fourth quarter. However, management is unable to conclude that internal control over financial reporting is effective as of December 31, 2018 as a result of the material weaknesses described above.

The Company plans to execute the following steps in 2019 to remediate the aforementioned material weaknesses in internal control over financial reporting:

●	Continue to work with external consultants and train and retain individuals that have the appropriate skills and experience related to designing, operating and documenting internal control over financial reporting.

●	Seek to attract, train and retain individuals that have the appropriate skills and experience related to complex accounting matters.

●	Continue to enhance internal control policies and procedures developed and implemented during 2018 to ensure that a robust and effective internal control environment exists and persists across the organization; including ensuring effective risk assessments are performed to identify and assess necessary changes in the application of U.S. generally accepted accounting principles, financial reporting processes and the design and effective operation of internal controls.

●	Monitor compliance and continue to enhance policies and procedures developed and implemented during 2018 to ensure that information needed for financial accounting and reporting purposes and to support the performance of key controls is accurate, complete, relevant and reliable, and communicated in a timely manner.

●	Continue to evaluate and enhance the Company’s monitoring activities to ensure the components of internal control are present and functioning related to all business processes.

●	Continue to report regularly to the audit committee on the progress and results of the remediation plan, including the identification, status and resolution of internal control deficiencies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Previously Reported Material Weakness (Remediated)

During 2018, management identified and remediated the cause of the previously reported information technology material weakness and conducted a review of user access to the Company’s information systems. As a result, access was removed for users who should not have possessed access to the information systems.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2019, or, if our proxy statement is not filed on or before April 30, 2019, will be filed by that date by an amendment to this Form 10-K.

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

Item 15(a)(3).  List of Exhibits. The following exhibits are filed as a part of this report:

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
3.2	Amended and Restated Bylaws of the Company, effective as of January 31, 2018 (incorporated by reference to Exhibit 3.2 of Current Report filed of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
4.1	Specimen Class A Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 of Registration Statement on Form S-8 (File No 333-222822) filed on February 1, 2018).
10.1 #	Form of iPic Entertainment Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 6.4 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on December 22, 2017).
10.2 #	Form of Nonqualified Option Agreement (incorporated by reference to Exhibit 6.6 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on December 22, 2017).
10.3	Office Lease between iPic and Delray Beach 4th & 5th Avenue, LLC (incorporated by reference to Exhibit 6.11 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on December 22, 2017).
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 6.3 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.5	Form of Registration Rights Agreement between iPic Entertainment, Inc., Village Roadshow Attractions, Inc., The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, and Hashemi Holdings, LLC (incorporated by reference to Exhibit 6.7 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.6	Form of Amended and Restated LLC Agreement of iPic Gold Class Holdings LLC (incorporated by reference to Exhibit 6.8 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.7	Form of Membership Unit Purchase Agreement between iPic Entertainment, Inc. and iPic Gold Class holdings LLC (incorporated by reference to Exhibit 6.9 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.8	Expense Reimbursement Agreement between iPic-Gold Class Entertainment, LLC, iPic Gold Class Holdings LLC and iPic Entertainment Inc. (incorporated by reference to Exhibit 6.10 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.9 #	Employment Agreement for Hamid Hashemi (incorporated by reference to Exhibit 6.14 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.10 #	Amendment to Employment Agreement for Hamid Hashemi (incorporated by reference to Exhibit 6.15 of Regulation A Offering Statement on Form 1-A, Amendment No. 1 (File No. 024-10773) filed on January 10, 2018).
10.11(a)	Second Amended and Restated Master Loan and Security Agreement with The Teachers’ Retirement System of Alabama and the Employees Retirement System of Alabama, dated February 1, 2018 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
10.11(b)	Modification Agreement, dated as of June 22, 2018 by and among iPic–Gold Class Entertainment LLC, iPic Gold Class Holdings, LLC, iPic Texas, LLC, iPic Media, LLC, Delray Beach Holdings, LLC, Bay Colony Realty, LLC, The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.1 of Quarterly Report on Form 10-Q (File No. 001-38380) filed on August 9, 2018).
10.11(c)	Second Modification Agreement, dated as of June 29, 2018 by and among iPic–Gold Class Entertainment LLC, iPic Gold Class Holdings, LLC, iPic Texas, LLC, iPic Media, LLC, Delray Beach Holdings, LLC, Bay Colony Realty, LLC, The Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama (incorporated by reference to Exhibit 10.2 of Quarterly Report on Form 10-Q (File No. 001-38380) filed on August 9, 2018).
10.12	Subscription Agreement by and between iPic Gold Class Holdings LLC and Regal/Atom Holdings, LLC, dated January 31, 2018 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K (File No. 001-38380) filed on February 1, 2018).
10.13 #	iPic Entertainment Inc. 2017 Equity Incentive Plan (as the amendment and restatement of the iPic-Gold Class Entertainment, LLC 2017 Equity Incentive Plan) (incorporated by reference to Exhibit 4.2 of Registration Statement on Form S-8 (File No 333-222822) filed on February 1, 2018).
10.14 #	iPic Entertainment Inc. 2018 Annual Incentive Plan (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K (File No. 001-38380) filed on September 17, 2018).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Crowe LLP, independent registered public accounting firm.
24.1*	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

#	Denotes management compensation plan or contract

Item 16.	Form 10-K Summary

The Company has chosen not to include a summary of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 1, 2019	iPic Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: April 1, 2019	iPic Entertainment Inc.

	By:	/s/ Andre Loehrer
Andre Loehrer
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

We, the undersigned officers and directors of iPic Entertainment Inc., hereby severally constitute and appoint Hamid Hashemi and Andre Loehrer, our true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution in him for him and in his name, place and stead, and in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hamid Hashemi	Chief Executive Officer and Chairman of the Board	April 1, 2019
Hamid Hashemi	(principal executive officer)

/s/ Andre Loehrer	Interim Chief Financial Officer and Treasurer	April 1, 2019
Andre Loehrer	(principal financial officer and principal accounting officer)

/s/ Robert Kirby	Director	April 1, 2019
Robert Kirby

/s/ George M. Philip	Director	April 1, 2019
George M. Philip

/s/ Andrew Essex	Director	April 1, 2019
Andrew Essex

/s/ Dana Messina	Director	April 1, 2019
Dana Messina