Form 10-Q
period 2019-03-31
iPic Entertainment Inc.
filed 2019-05-20
CIK 1720201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

Commission File Number 001-38380

iPic Entertainment Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-3129582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Mizner Park, 433 Plaza Real, Ste. 335, Boca Raton, Florida	33432
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (561) 886-3232

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Class A Common Stock, par value $0.0001 per share	IPIC	NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2019
Class A Common Stock, par value $0.0001 per share	7,144,133 shares
Class B Common Stock, par value $0.0001 per share	4,323,755 shares

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

You should not place undue reliance on forward looking statements. The cautionary statements identify important factors which you should consider in evaluating our forward-looking statements. These factors include, among other things:

●	our inability to meet our debt service obligations or restructure our outstanding indebtedness;
●	our ability to continue as a going concern;
●	our inability to successfully identify and secure appropriate sites and timely develop and expand our operations in existing and new markets, including international markets;
●	our inability to obtain sufficient capital to open up new locations, to renovate existing locations and to deploy strategic initiatives;
●	our inability to optimize our theater circuit through new construction and transforming our existing theaters;
●	competition from other theater chains and restaurants;
●	our inability to operate profitably;
●	our dependence on a small number of suppliers for motion picture products;
●	our inability to manage fluctuations in attendance in the motion picture exhibition industry;
●	our inability to address the increased use of alternative film delivery methods or other forms of entertainment;
●	our inability to control for a change in the type and breadth of movies offered by motion picture studios and the appeal of such movies to our demographic base;
●	our ability to serve menu items that appeal to our guests and to avoid food safety problems;
●	our ability to address issues associated with entering into long-term non-cancelable leases;
●	our inability to protect against security breaches of confidential guest information;
●	our inability to manage our growth;
●	our inability to maintain sufficient levels of cash flow, or access to capital, to meet growth expectations;
●	our inability to regain compliance with NASDAQ listing standards;
●	our failure to meet any operational and financial performance guidance we provide to the public; and
●	our ability to compete and succeed in a highly competitive and evolving industry.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

IPIC Entertainment Inc.
Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$3,562	$6,026
Accounts receivable	3,266	3,874
Inventories	1,233	1,218
Prepaid expenses	4,016	3,808

Total current assets	12,077	14,926

Property and equipment, net	144,562	143,539
Deposits	330	259

Total assets	$156,969	$158,724

Liabilities and Stockholders’ / Members’ Deficit
Accounts payable	$10,323	$12,629
Accrued expenses	5,706	5,039
Accrued payroll	3,189	4,048
Accrued insurance	1,178	1,392
Taxes payable	1,585	958
Deferred revenue	5,122	5,541
Total current liabilities	27,103	29,607

Long-term debt – related party	203,567	188,261
Deferred rent	53,355	49,354
Accrued interest – long-term	5,590	9,398
Other long-term liabilities	1,245	1,325

Total liabilities	290,860	277,945

Commitments and Contingencies (Note 6)

Members’ deficit	-	-
Class A Common Stock; $0.0001 par value; 100,000,000 shares authorized; 7,144,133 issued and outstanding as of March 31, 2019 and as of December 31, 2018	1	1
Class B Common Stock; $0.0001 par value; 25,000,000 shares authorized; 4,323,755 issued and outstanding as of March 31, 2019 and as of December 31, 2018	-	-
Additional paid-in capital	(121,822)	(121,988)
Accumulated deficit	(28,062)	(18,757)
Total stockholders’ / members’ deficit attributable to IPIC Entertainment Inc.	(149,883)	(140,744)

Non-controlling interests	15,992	21,523
Total stockholders’ / members’ deficit	(133,891)	(119,221)

Total Liabilities and Stockholders’ / Members’ Deficit	$156,969	$158,724

See accompanying notes to unaudited condensed consolidated financial statements.

IPIC Entertainment Inc.
Unaudited Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018 (Restated)

Revenues
Food and beverage	$15,685	$19,992
Theater	14,071	17,753
Other	482	959
Total revenues	30,238	38,704

Operating expenses
Cost of food and beverage	4,071	5,486
Cost of theater	5,618	7,687
Operating payroll and benefits	9,144	10,578
Occupancy expenses	4,910	4,676
Other operating expenses	5,599	7,608
General and administrative expenses	5,062	13,115
Depreciation and amortization expense	4,787	4,840
Pre-opening expenses	1,138	-
Loss on abandonment of lease	-	1,839
Operating expenses	40,329	55,829

Operating loss	(10,091)	(17,125)

Other expense
Interest expense	(4,832)	(4,614)
Total other expense	(4,832)	(4,614)

Net loss before income tax expense	(14,923)	(21,739)

Income tax expense	13	22

Net loss	(14,936)	(21,761)
Less: Net loss attributable to non-controlling interests	(5,631)	(15,385)
Net loss attributable to IPIC Entertainment Inc.	$(9,305)	(6,376)

Net loss per Class A common share (Note 9)(1)
Basic	$(1.26)	(1.70)
Diluted	$(1.26)	(1.70)

Weighted-average number of Class A common shares outstanding (Note 9)(1)
Basic	7,365,472	1,135,437
Diluted	7,365,472	1,135,437

(1) Basic and diluted net loss per Class A common share is applicable only for periods after the Company’s IPO. See Note 11 “Net Loss per Share”.

See accompanying notes to unaudited condensed consolidated financial statements.

IPIC Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2019	2018

Cash used in operating activities	$(1,341)	$(10,626)

Cash flows from investing activities:
Purchases of property and equipment	(7,218)	(3,570)

Net cash used in investing activities	(7,218)	(3,570)

Cash flows from financing activities:
Members’ contributions	-	2,500
Proceeds from issuance of common stock sold in initial public offering, net of offering costs	-	12,325
Repayment of notes payable to related parties	-	(15,000)
Repayment of short-term borrowings	(434)	(755)
Borrowings on long-term debt – related party	6,529	18,000

Net cash provided by financing activities	6,095	17,070

Net (decrease) increase in cash and cash equivalents	(2,464)	2,874
Cash and cash equivalents at the beginning of period	6,026	10,505

Cash and cash equivalents at the end of period	$3,562	$13,379

See accompanying notes to unaudited condensed consolidated financial statements.

IPIC Entertainment Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid for interest, net of amounts capitalized	$-	$9,561
Cash paid for income taxes	$13	$22

Supplemental disclosures of non-cash activity:
Property and equipment financed through liabilities	$1,249	$183
Insurance premiums financed through short term borrowings	$434	$755
Interest payment-in-kind	$8,777	$-
Conversion of notes payable to related parties to equity	$-	$37,157

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

IPIC Entertainment Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’/ Members’Deficit

(In thousands, except share and per share data)

	Members’	Class A Common Stock		Class B Common Stock		Additional Paid In	Accumulated	Total Stockholders’/ Members’ Deficit Attributable to IPIC Entertainment	Non- controlling	Total Stockholders ’/ Members ’
	Deficit	Shares	Amount	Shares	Amount	Capital	Deficit	Inc.	Interests	Deficit
Deficit – December 31, 2018	$-	7,144,133	$1	4,323,755	$-	$(121,988)	$(18,757)	$(140,744)	$21,523	$(119,221)
Net loss		-	-	-	-	-	(9,305)	(9,305)	(5,631)	(14,936)
Equity-based compensation	-	-	-	-	-	166		166	100	266
Deficit – March 31, 2019	$-	7,144,133	$1	4,323,755	$-	$(121,822)	$(28,062)	$(149,883)	$15,992	$(133,891)

See accompanying notes to unaudited condensed consolidated financial statements.

IPIC Entertainment Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019 and 2018

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

Principles of Consolidation and Basis of Presentation

The accompanying (a) unaudited condensed  consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements that included explanatory going concern language in the independent registered public accounting firm’s report accompanying those statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10–Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the financial position of the Company as of March 31, 2019, the results of operations for the three month period ended March 31, 2019 and 2018 and the cash flows for the three month periods ended March 31, 2019 and 2018, and should be read in conjunction with the Company’s Annual Report on Form 10–K for the year ended December 31, 2018.

All significant intercompany balances and transactions have been eliminated in consolidation.

Locations

At March 31, 2019 and 2018, the Company operated a total of sixteen and fifteen cinemas, respectively, in the following locations throughout the United States:

● Glendale, Wisconsin[1]	● Scottsdale, Arizona
● Pasadena, California	● Bolingbrook, Illinois
● Austin, Texas	● South Barrington, Illinois
● Fairview, Texas	● Los Angeles, California
● Boca Raton, Florida	● Houston, Texas
● Bethesda, Maryland	● Fort Lee, New Jersey
● North Miami, Florida	● New York, New York
● Redmond, Washington	● Dobbs Ferry, New York
● Delray Beach, Florida[2]

[1]	Location was closed in the first quarter of 2018. Refer to Note 3 “Property and Equipment”.
[2]	Location was opened on March 7, 2019

New Accounting Standards

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and create a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The following subsequent Accounting Standards Updates either clarified or revised guidance set forth in ASU 2014-09:

●

In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09. The guidance in ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2017 for public business entities and for all other entities subsequent to December 15, 2018, including interim reporting periods within that reporting period. The Company has adopted the new standard in the first quarter of 2019.

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

In March 2016, the FASB issued Accounting Standards Update 2016-04, Liabilities-Extinguishments of Liabilities (Subtopic 405-20). This amendment provides a narrow scope exception to Liabilities-Extinguishment of Liabilities (Subtopic 405-20) that requires breakage for those liabilities to be accounted for in accordance with the breakage guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new guidance, if an entity expects to be entitled to a breakage amount for a liability resulting from the sale of a prepaid stored-value product, the entity shall derecognize the amount related to the expected breakage in proportion to the pattern of rights expected to be exercised by the product holder only to the extent that it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. If an entity does not expect to be entitled to a breakage amount for a prepaid stored-value product, the entity shall derecognize the amount related to the breakage when the likelihood of the product holder exercising its remaining rights becomes remote. The Accounting Standards Update is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018. The Company has adopted the new standard in the first quarter of 2019.

NOTE 2 — REVENUE RECOGNITION

Revenue Recognition Policy

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

The Company recognizes food and beverage revenue at the point of sale. Theater revenue is recognized at the time tickets are remitted to the theater for admission. These performance obligations are satisfied at a point in time when the customer obtains control of the goods, which generally occurs at or near the same time the transaction was initiated for food and beverage or upon showing of the movie for which an admission ticket was purchased. The proceeds from advance ticket sales and the sale of gift certificates and gift cards are deferred and recognized as revenues once the respective admission ticket that was purchased in advance or gift certificate or gift card is received or tendered at the theaters.

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

The Company maintains a membership program, whereby members earn and accrue points based on purchases, which are redeemable on future purchases of tickets or food and beverage. For every dollar a member spends, the member receives one point which is equal to one cent. Points are redeemable once a member earns 500 points or greater. The Company uses the deferred revenue model which results in the transaction price being allocated to the products and services sold and the award credits, with revenue recognized as each element is delivered. The portion of the theater and food and beverage revenues attributed to the rewards is deferred as a reduction of theater and food and beverage revenues, respectively. Upon redemption, deferred rewards are recognized as revenues along with associated cost of goods. The Company charges an annual fee for this membership program, which is recorded as deferred revenue and recognized over the duration of the twelve-month membership period the customer is receiving the benefits. The revenue from the annual fee is included in other revenues in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The Company sells gift cards to customers at its locations and through its website. There are no administrative fees charged nor do the gift cards have an expiration date. Revenues from gift cards are recognized when gift cards are redeemed. In addition, the Company recognizes “breakage” on unredeemed gift cards based upon historical redemption patterns and the time that has transpired since the card was last used. The Company recognizes breakage proportionally to the percentage of redemptions that historically occur in each year after a gift card is sold. Revenue from gift card breakage is included in other revenues in the accompanying Unaudited Condensed Consolidated Statements of Operations.

Adoption of ASC Topic 606

The Company adopted ASC 606 on January 1, 2019 using the modified retrospective method; therefore, the comparative information has not been adjusted for the three months ended March 31, 2018. The Company has completed its analysis and concluded the adoption of ASC 606 did not materially impact the timing of revenue recognition for food and beverage revenue, theater revenue, membership rewards program, other revenue streams, including revenues for unredeemed gift cards and advance ticket sales.

Disaggregation of Revenue:  Revenue is disaggregated in the following tables by major revenue types and by timing of revenue recognition:

Three Months Ended
March 31, 2019
Major revenue types
Food and beverage	$15,685
Theater	14,071
Other	482
Total revenues	$30,238

Three Months Ended
March 31, 2019
Timing of revenue recognition
Products and services transferred at a point in time	$29,756
Products and services transferred over time	482
Total revenues	$30,238

	March 31, 2019	December 31, 2018
Contract liabilities:
Deferred revenue related to contracts with customers(1)	$5,122	$5,541

(1)	Revenue recognized for period ending March 31, 2019, $2,512

Note 3 — Property And Equipment

Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
Leasehold improvements	$140,489	$133,743
Furniture, fixtures and office equipment	65,824	59,207
Construction in progress (site development)	2,401	11,968
Projection equipment and screens	12,703	11,125
Computer hardware and software	7,593	7,157
	229,010	223,200
Less: accumulated depreciation and amortization	(84,448)	(79,661)
Total	$144,562	$143,539

After a detailed review of first generation (Generation I) locations, the Company decided against reinvestment at its Glendale, Wisconsin location, where the Bayshore Mall was placed into receivership. The Company instead announced the closing of this location effective March 8, 2018.  The decision to close the location was made during an all-hands conference call on March 5, 2018. The events giving rise to that decision include the mall entering receivership during the last quarter of 2017 and the underperformance of the site during the first quarter of 2018. The Company evaluated the long-lived assets at its Glendale location at December 31, 2017 and determined that the long-lived assets with a carrying value of $428 were no longer recoverable. Consequently, the assets were written down to $0.

The remaining minimum lease obligation at the date of closure was approximately $4,100 over the next six years.

The Company has established a liability of $1,839 for the remaining lease obligation associated with the Glendale location in the accompanying unaudited condensed consolidated balance sheets. The current portion of the lease liability is included with “Accrued expenses” and the long-term portion is included in “Other long-term liabilities”. As of March 31, 2019, the future lease obligation was recorded at present value and discounted at an annual rate of 13%. Sublease payments were anticipated to be received 24 months from the abandonment date. The sublease payments were estimated to be 50% less than the Company’s lease payment obligation through the remainder of the lease.

The Company capitalizes interest costs on borrowings incurred during the new construction or upgrade of qualifying assets. During the three months ended March 31, 2019 and 2018, the Company incurred interest costs totaling $4,988 and $4,614 respectively, of which $156 and $0 was capitalized, respectively.

NOTE 4 — BORROWINGS

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

The Tranche 1 and Tranche 2 commitment amounts of $15,828 and $24,000 respectively, were fully borrowed against as of March 31, 2019 and December 31, 2018. Of the total commitment amounts of $186,000 available in Tranche 3, $163,738 and $148,433 were borrowed as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, $22,262 remained available to borrow from Tranche 3 for the planned remodels and new construction, as well as, working capital requirements subject to certain limitations.

The effective interest rate on Tranche 1 and Tranche 2 borrowings is approximately 6.95% per annum. The cumulative difference between the interest computed using the stated interest rates (8.00% at March 31, 2019 and December 31, 2018) and the effective interest rate of 6.95% is $532 and $621 at March 31, 2019 and December 31, 2018, respectively, and is recorded in “Accrued interest - long-term” in the accompanying unaudited condensed consolidated balance sheets. The interest rate on Tranche 3 borrowings is fixed at 10.50% per annum.

Short-Term Financing

The Company periodically enters into short-term financing arrangements to finance the costs of its property and casualty insurance premiums. The loans are due in equal monthly installments of principal and interest, generally paid over a period of less than one year. Interest accrues on the unpaid principal at 3.63% per annum. At March 31, 2019 and December 31, 2018, the Company’s obligation under premium financing arrangements was $1,177 and $1,392, respectively, and is included in accrued insurance in the accompanying unaudited condensed consolidated balance sheets.

NOTE 5 — DEFICIT

Incentive stock options

The following is a summary of the Company’s Non-Qualified Options (as defined by Section 422 of the Internal Revenue Code of 1986, “Options”) activity:

	Options	Weighted Average Grant Date Fair Value Per Option	Weighted Average Exercise Price per Option
Outstanding - December 31, 2018	1,040,424	$4.31	$16.80
Exercisable - December 31, 2018	346,749	$3.77	$14.15
Granted	-	$-	$-
Exercised	-	$-	$-
Forfeited/Cancelled	(2,526)	$4.24	$16.46
Outstanding – March 31, 2019	1,037,898	$4.31	$16.82
Exercisable – March 31, 2019	343,598	$3.77	$14.17

At March 31, 2019, the total intrinsic value of the Options outstanding and exercisable was $0. As of March 31, 2019, the weighted average remaining contractual term of Options outstanding was 9 years.

A total of 142,898 Options were vested as of March 31, 2019.

The Company recognized an aggregate of $266 and $322 in compensation expense during the three months ended March 31, 2019 and 2018, respectively, related to the Options. At March 31, 2019, unrecognized stock-based compensation was $2,984 for the Options, which is expected to be recognized over a weighted average remaining life of approximately 2.38 years.

Restricted stock units

On December 6, 2017 IPIC granted 483,864 Restricted Stock Units (“RSUs”) to our named executive officers and certain other employees. The awards contained no future service requirement and fully vested when the IPO occurred. Therefore, on February 1, 2018, the Company recognized compensation expense related to these RSUs of $8,235. The average grant date fair value of the RSUs was $17.02 per unit. At March 31, 2019 there was no unrecognized compensation costs related to the RSUs.

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

NOTE 6 — COMMITMENTS  AND CONTINGENCIES

Operating Leases

At March 31, 2019, future minimum payments under non-cancelable operating leases are as follows.

2019 – 2020	$22,330
2020 – 2021	24,144
2021 – 2022	27,513
2022 – 2023	28,434
2023 – 2024	28,583
Thereafter	336,684

$467,688

Certain operating leases require contingent rental payments based on a percentage of sales in excess of stipulated amounts. Rent expense during the three months ended March 31, 2019 was as follows:

	2019	2018
Minimum rentals	$4,114	$4,136
Contingent rentals	-	-

	$4,114	$4,136

Litigation

The Company is exposed to litigation in the normal course of business.

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

The Company currently is a defendant in a class action lawsuit captioned Mary Ryan and Johanna Nielson v. IPIC-Gold Class Entertainment, LLC, Case # BC 688633, which was filed in Superior Court of the State of California, County of Los Angeles, on December 29, 2017. This lawsuit asserts failure to pay minimum wage, pay overtime wages, provide meal breaks and rest periods, and provide accurate itemized wage statements with respect to certain workers. On February 6, 2019, the parties reached a preliminary agreement to settle the lawsuit for $1,500. The parties are in the process of negotiating a settlement agreement for submission to the court for preliminary approval of the settlement. The $1,500 expense was recorded at December 31, 2018 and still remains outstanding as of March 31, 2019.

Other than the lawsuit described above in consultation with legal counsel, the Company is currently not aware of any legal proceedings or claims that it believes could have, individually or in the aggregate, a material adverse effect on the business, financial condition, operating results or cash flows. However, lawsuits or any other legal or administrative proceeding, regardless of the outcome, may result in diversion of resources, including management’s time and attention.

NOTE 7 — INCOME TAXES

	Three Months Ended March 31,
	2019	2018
Pre-tax book loss	$(14,936)	$(21,739)
Less: net loss prior to the Organizational Transactions	—	4,442
Less: net loss attributable to non-controlling interests	5,632	15,385
Net loss attributable to IPIC before income taxes	$(9,304)	$(1,912)

Income taxes at U.S. federal statutory rate	$(1,954)	$(402)
State and local income taxes, net of federal benefit	(454)	(64)
Increase in valuation allowance	2,422	488
Income tax expense	$13	$22

We file U.S federal and state income tax returns in jurisdictions with varying statutes of limitations. As of March 31, 2019, the 2015 through 2018 tax years generally remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination. The Company currently does not have any income tax audits in process.

As of December 31, 2018, our federal and state net operating loss carryforwards for income tax purposes were $13,841. Due to the Tax Cuts and Jobs Act of 2017, the Federal operating loss carryforwards generated in 2018 do not expire.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 31, 2019, we concluded, based on the weight of all available positive and negative evidence, that all our deferred tax assets do not meet the more likely than not threshold to be realized. As such, a full valuation allowance was recognized of $12,865 The net change in valuation allowance for the quarter ending March 2019 was an increase of $2,422.

Pursuant to our election under Section 754 of the Internal Revenue Code (the “Code”), we expect to obtain an increase in our share of the tax basis in the net assets of Holdings when LLC Interests are redeemed or exchanged by the non-controlling interest holders and other qualifying transactions. We intend to treat any redemptions and exchanges of LLC Interests by the non-controlling interest holders as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.

NOTE 8 — GOING CONCERN AND MANAGEMENT’S PLAN REGARDING FUTURE OPERATIONS

The Company incurred a net loss for the three months ended March 31, 2019 of $14,936. In addition, the Company’s liabilities exceeded its assets by $133,891 and the Company had a working capital deficit of $15,026 at March 31, 2019.

The Company had cash and cash equivalents of $3,562 at March 31, 2019 and used $1,341 in cash for operating activities for the three months ended March 31, 2019.

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

To meet our capital and operating needs, the Company is considering multiple alternatives, including, but not limited to, equity financings, debt financings and other funding transactions, as well as restructuring of its outstanding indebtedness and operational changes to increase revenues and contain costs. No assurance can be given that any future financing, funding transaction or restructuring will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations in the case of debt financing or cause substantial dilution for stockholders in the case of equity financing.

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

Management has determined that these conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

NOTE 9 — NET LOSS PER SHARE

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

Basic and diluted loss per share/unit for the period ended March 31, 2019:

	Three Months Ended March 2019	February 1, 2018 Through March 31, 2018
Numerator:
Net loss attributable to iPic Entertainment Inc. – Actual Dollars	$(9,305,403)	$(1,934,412)
Denominator:
Class A Common Stock	7,144,133	818,237
Restricted Stock Units	221,339	317,200
Weighted-average Class A common shares outstanding for the period ended March 31, 2019	7,365,472	1,135,437

Net loss per Class A common share — basic and diluted	$(1.26)	$(1.70)

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

The following table summarizes the types of potentially dilutive securities outstanding as of March 31, 2019:

March 31, 2019

LLC Interests	4,323,755
Non-Qualified Options	1,037,898
Selling Agents’ Warrants	18,005
Total	5,379,658

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Growth Strategies and Outlook

Our growth strategy consists of the following components:

Opening new IPIC locations. This is our greatest immediate opportunity for growth. We believe that we are still in the very nascent stage of our growth story. We currently operate 123 screens at 16 locations in 9 states with an additional 3 locations under construction and a pipeline of an additional 12 sites that either have a signed lease or are in lease negotiations. We believe that we currently control less than 0.5% market share of the theater business in the United States, based on data provided by the National Association of Theatre Owners and our financial results. We believe there is tremendous whitespace opportunity to expand in both existing and new U.S. markets, as well as overseas, and we have invested in our infrastructure through new hires at our home office to enable us to continue to grow with discipline. We have upgraded four Generation I locations and one Generation II location in 2018. On March 7, 2019 we opened a new location in Delray Beach, Florida and plan to open another domestic location in 2019. We will continue to pursue a disciplined new store growth strategy in both new and existing markets where we can achieve consistent high store revenues and attractive store-level cash-on-cash returns.

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

Key Performance Indicators

We monitor and analyze many key performance measures to manage our business and evaluate financial and operating performance. These measures include:

New store openings. Our ability to expand our business and reach new customers is influenced by the opening of additional IPIC locations in both new and existing markets. The success of our new IPIC locations is indicative of our brand appeal and the efficacy of our site selection and operating models. On March 7th, 2019 we opened our 16th location in Delray Beach, FL. We plan to open one additional site in 2019 in Irvine, CA, and we have recently signed leases for new sites in Atlanta, GA, Hicksville, NY and McLean, VA.

Comparable-store sales. Comparable-store sales are a year-over-year comparison of sales at IPIC locations open at the end of the period which have been open for at least 12 months prior to the start of such quarterly period. It is a key performance indicator used within the industry and is indicative of acceptance of our initiatives as well as local economic and consumer trends. Our comparable stores consisted of 14 and 15 stores at the end of March 2018 and March 2019, respectively. From period to period, comparable-store sales are generally impacted by attendance and average spend per person. Spend per person is, in turn, composed of pricing and sales-mix changes.

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

Food and Beverage Revenue is our largest source of revenue. This includes all food and beverage sales within our restaurants, theaters and bars. Food revenues refer to food and non-alcoholic beverages, and food offerings vary based on regional preferences and restaurant concepts. Beverage revenues refer to alcoholic beverages sold within our locations, all of which are fully licensed.

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

Other Revenue includes membership revenue, parking and valet revenue, and gift card breakage.

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

($ in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018 (Restated)

Revenues
Food and beverage	$15,685	$19,992
Theater	14,071	17,753
Other	482	959
Total revenues	30,238	38,704

Operating expenses
Cost of food and beverage	4,071	5,486
Cost of theater	5,618	7,687
Operating payroll and benefits	9,144	10,578
Occupancy expenses	4,910	4,676
Other operating expenses	5,599	7,608
General and administrative expenses	5,062	13,115
Depreciation and amortization expense	4,787	4,840
Pre-opening expenses	1,138	-
Loss on abandonment of lease	-	1,839
Operating expenses	40,329	55,829

Operating loss	(10,091)	(17,125)

Other expense
Interest expense, net	(4,832)	(4,614)
Total other expense	(4,832)	(4,614)

Net loss before income tax expense	(14,923)	(21,739)

Income tax expense	13	22

Net loss	(14,936)	(21,761)
Less: Net loss attributable to non-controlling interests	(5,631)	(15,385)
Net loss attributable to IPIC Entertainment Inc.	$(9,305)	(6,376)

Period-to-Period Comparisons

We have incurred net losses and currently have negative cash flows from operating activities. We anticipate this to continue in the near term as we continue to focus our efforts on expanding our customer base and theater locations.

Three months ended March 31, 2019 versus March 31, 2018

Revenues

Total revenue for the three months ended March 31, 2019 decreased by $8.5 million to $30.2 million, which represented a 22.0% decrease in total revenue as compared to $38.7 million of revenue in the three months ended March 31, 2018, due to a decrease in attendance. The $8.5 million decrease in revenue was derived from the following sources: (i) $0.3 million from a net decrease in year-over-year revenue from non-comparable stores and in other revenue; and (ii) an $8.2 million or 21.7% decrease in comparable-store sales due to a decrease in attendance.

Cost of Food and Beverage

In the three months ended March 31, 2019, cost of food and beverage decreased by $1.4 million to $4.1 million (or to 26.1% of applicable revenue) from $5.5 million (or 27.5% of applicable revenue) in the three months ended March 31, 2018. The decrease in food and beverage costs as a percent of applicable sales was driven by a same-store margin improvement of 144 basis points.

Cost of Theater

In the three months ended March 31, 2019, cost of theater decreased by $2.1 million to $5.6 million (or to 39.7% of applicable revenue) from $7.7 million (or 43.3% of applicable revenue) in the three months ended March 31, 2018. Cost of theater decreased as a percentage of applicable sales due largely to the differing mix of films between the two periods.

Operating Payroll and Benefits

In the three months ended March 31, 2019, operating payroll and benefits decreased by $1.5 million to $9.1 million (or to 30.1% of total revenue) from $10.6 million (or 27.4% of total revenue) in the three months ended March 31, 2018. The decrease in operating payroll and benefits was driven by a weak Q1 film slate, which also caused an increase in operating payroll and benefits as a percent of revenue due to deleverage.

Occupancy Expenses

In the three months ended March 31, 2019, occupancy expenses increased by $0.2 million to $4.9 million (or to 16.2% of total revenue) from $4.7 million (or 12.1% of total revenue) in the three months ended March 31, 2018. The increase in occupancy expenses was derived from a $0.2 million increase in occupancy expenses at comparable stores.

Other Operating Expenses

In the three months ended March 31, 2019, other operating expenses decreased by $2.0 million to $5.6 million (or to 18.5% of total revenue) from $7.6 million (or 19.6% of total revenue) in the three months ended March 31, 2018. The decrease in other operating expenses was derived primarily from: (i) a $1.4 million decrease in other operating expenses at comparable stores due to elimination of temporary staging required for live shows; and (ii) a $0.5 million decrease in non-recurring charges to $0.1 million in the three months ended March 31, 2019 from $0.6 million in the three months ended March 31, 2018 due to lower repair and maintenance spend.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel, facilities and professional expenses for the various departments of our corporate headquarters. In the three months ended March 31, 2019, general and administrative expenses decreased by $8.0 million to $5.1 million (or 16.9% of total revenue) from $13.1 million (or 33.9% of total revenue) in the three months ended March 31, 2018. The decrease in general and administrative expenses was driven by a reduction in equity-based compensation of $8.3 million compared to the prior year period.  Equity-based compensation was $8.6 million in the prior year period due to Non-Qualified Options and Restricted Stock Units issued to employees as part of the IPO on February 1, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense includes the depreciation of property and equipment. In the three months ended March 31, 2019, depreciation and amortization expense was $4.8 million, which did not change compared to the prior year period amount of $4.8 million.

Pre-Opening Expenses

Pre-opening expenses include costs associated with the opening and organizing of new stores, including pre-opening rent, staff training and recruiting, and travel costs for employees engaged in such pre-opening activities. In the three months ended March 31, 2019, pre-opening expenses increased by $1.1 million to $1.1 million from $0.0 million in the three months ended March 31, 2018. This increase is attributable to the opening of the new location in Delray Beach, Florida on March 7, 2019.

Loss on Abandonment of Lease

In the three months ended March 31, 2019, loss on abandonment of lease decreased by $1.8 million to $0.0 million from $1.8 million in the three months ended March 31, 2018. The amount in the prior year period was due to $1.8 million in costs associated with lease abandonment at our former Glendale, WI location.

Interest Expense

Interest expense includes the cost of our debt obligations, including the amortization of loan fees and any interest income earned. In the three months ended March 31, 2019, interest expense increased by $0.2 million to $4.8 million from $4.6 million in the three months ended March 31, 2018. The increase in interest expense was a result of higher debt levels associated with the Non-revolving Credit Facility for full-period financing charges associated with our newest locations.

Income Tax Expense

In the three months ended March 31, 2019, income tax expense remained consistent with the income tax expense in the three months ended March 31, 2018. Our effective tax rate differs from the statutory rate due to non-controlling interest, changes in the tax valuation allowance, state income taxes and the impact of certain expenses which are not deductible for income tax purposes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements other than operating leases.

Liquidity and Capital Resources

Based upon our working capital deficiency of $15.0 million and net asset deficit of $133.9 million, as of March 31, 2019, we require and are actively exploring restructuring of our indebtedness, additional equity and/or debt financing to continue our operations.

As of May 17, 2019, we had outstanding $203.6 million of indebtedness under our Non-Revolving Credit Facility. In the next twelve months we are obligated to pay interest in an aggregate amount of $21.1 under the Non-Revolving Credit Facility, with a payment of approximately $10.1 million due on July 1, 2019 and a payment of approximately $11.0 million on January 1, 2020. As a result of our working capital deficit and our current liquidity position, we expect to draw down a substantial portion of the remaining principal balance of the Non-Revolving Credit Facility to make the interest payment due on July 1, 2019. If we are not able to improve our liquidity position prior to the January 1, 2020 interest payment due date for our Non-Revolving Credit Facility, we may not have sufficient available cash to pay the interest due on January 1, 2020. As a result, we may be required to seek a waiver or forbearance from our lenders in order to avoid a default under the Non-Revolving Credit Facility. We are actively seeking to raise additional capital and/or restructure our outstanding indebtedness under our Non-Revolving Credit Facility in order to avoid a default. We may retain one or more advisors to assist us in connection with raising capital and/or restructuring our indebtedness. However, there can be no assurance that we will be successful in doing so. These conditions raise substantial doubt about our ability to continue as a going concern.

Additionally, we are required to comply with SEC and Nasdaq rules and requirements when raising capital, which may make it more difficult for us to raise significant amounts of capital. If we cannot raise needed funds or restructure our outstanding indebtedness, we might be forced to make substantial reductions in our operating expenses, which could adversely affect our ability to implement our business plan and ultimately our viability as a company.

In the three months ended March 31, 2019, working capital decreased by $0.3 million, to a deficiency of $15.0 million, compared to a deficiency of $14.7 million at December 31, 2018. This increase stemmed from additional working capital utilized from the opening of the new location in Delray Beach, Florida.

Summary of Cash Flows

Our primary sources of liquidity and capital resources have been cash on hand, contributions from owners and the Non-Revolving Credit Facility. Aside from capital expenditures, our primary requirements for liquidity are for lease obligations, debt service on our Non-Revolving Credit Facility, working capital and general corporate needs. Guests pay for their food and beverage purchases in cash or on debit or credit cards at the time of the sale and we are able to sell many of our inventory items before payment is due to the supplier of such items.

The following table and discussion presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities.

$ in thousands

	Three months ended
	March 31, 2019	March 31, 2018
Net cash used in operating activities	$(1,341)	$(10,626)
Net cash used in investing activities	(7,218)	(3,570)
Net cash provided by financing activities	6,095	17,070
Net decrease in cash	(2,464)	2,874
Cash at beginning of period	6,026	10,505
Cash at end of period	$3,562	$13,379

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2019 and for the three months ended March 31, 2018 of $1.3 million and $10.6 million, respectively. The increase in cash flows from operating activities for the 2019 period as compared to the 2018 period was due to changes in amortization of deferred rent and interest paid in kind.

Investing Activities

During the three months ended March 31, 2019, net cash in the amount of $7.2 million was used in investing activities, while during the three months ended March 31, 2018, net cash used in investing activities was $3.6 million. The increase in cash used in investing activities was mainly attributed to construction of our newest site in Delray Beach, FL.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2019 and the three months ended March 31, 2018 was $6.1 million and $17.1 million, respectively. During the three months ended March 31, 2019, $6.5 million of financing was provided by borrowings on long term debt. During the three months ended March 31, 2018, $13.6 million of financing was provided by the issuance of common stock sold in the initial public offering.

Critical Accounting Policies

We make certain judgments and use certain estimates and assumptions when applying accounting principles in the preparation of our unaudited condensed consolidated financial statements. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. We have identified the accounting for going concern, long-lived assets, income taxes and stock-based compensation as critical accounting estimates, as they are the most important to our financial statement presentation and require difficult, subjective and complex judgments.

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

For further information on our critical accounting estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to our audited financial statements included in our Annual Report on Form 10-K. There has been no material change to these estimates for the three months ended March 31, 2019.

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

NON-GAAP FINANCIAL MEASURES

Certain financial measures presented in this Form 10-Q, such as EBITDA, Adjusted EBITDA and Store-Level EBITDA are not recognized under accounting principles generally accepted in the United States, which we refer to as “GAAP.” We define these terms as follows:

●	“EBITDA” means, for any reporting period, net loss before interest, taxes, depreciation, and amortization.

●	“Adjusted EBITDA” is a supplemental measure of our performance and is also the basis for performance evaluation under our executive compensation programs. Adjusted EBITDA is defined as EBITDA adjusted for the impact of certain non-cash and other items that we do not consider in our evaluation of ongoing operating performance. These items include, among other things, equity-based compensation expense, pre-opening expenses, other income and loss on disposal of property and equipment, impairment of property and equipment as well as certain non-recurring charges. We believe that Adjusted EBITDA is an appropriate measure of operating performance because it eliminates the impact of expenses that do not relate to our ongoing business performance.

●	“Store-Level EBITDA” is a supplemental measure of our performance which we believe provides management and investors with additional information to measure the performance of our locations, individually and as an entirety. Store-Level EBITDA is defined by us as EBITDA adjusted for pre-opening expenses, other income, loss on disposal of property and equipment, impairment of property and equipment, non-recurring charges, and general and administrative expense. We use Store-Level EBITDA to measure operating performance and returns from opening new stores. We believe that Store-Level EBITDA is another useful measure in evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store level, and the costs of opening new stores, which are non-recurring at the store-level, and thereby enables the comparability of the operating performance of our stores for the periods presented. We also believe that Store-Level EBITDA is a useful measure in evaluating our operating performance within the entertainment and dining industry because it permits the evaluation of store-level productivity, efficiency and performance, and we use Store-Level EBITDA as a means of evaluating store financial performance compared with our competitors.

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

Non-GAAP Financial Measures

$ in thousands

	Three Months Ended
	March 31, 2019	March 31, 2018

Net loss	$(14,936)	$(21,761)
Plus:
Interest expense	4,832	4,614
Income tax expense	13	22
Depreciation and amortization expense	4,787	4,840
EBITDA	(5,304)	(12,285)

Plus:
Pre-opening expenses	1,138	-
Equity-based compensation	266	8,568
Loss on abandonment of lease	-	1,839
Non-recurring charges	123	652
Adjusted EBITDA	(3,777)	(1,226)

Plus:
General and administrative expense	4,796	4,547
Store-Level EBITDA	$1,019	$3,321

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures (as defined by Rules 13a–15(e) and 15d –15(e) under the Securities Exchange Act of 1934, as amended, the Exchange Act). In designing and evaluating the Company’s disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on their evaluation, as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer conclude that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in the prior year Form 10-K as of December 31, 2017, we have identified material weaknesses in internal control over financial reporting. In 2018, management remediated the improperly designed information technology controls, as discussed further below. However, we consider the other material weaknesses identified in the prior year to remain as of March 31, 2019, as described further below:

●	We do not have an effective control environment because we do not have formalized internal control policies and procedures. Specifically, the Company has not yet designed an effective system of internal control over financial reporting.

●	We also identified material weaknesses related to our lack of adequate review of complex accounting matters. Specifically, we have not yet designed precise enough review controls in order to identify material misstatements relating to complex accounting matters, including review controls over the preparation of our long-lived asset impairment evaluation and other areas.

●	We also identified material weaknesses relating to improperly designed period end financial reporting controls. Specifically, we have not yet designed suitable review controls governing the review of financial statements and accounting records. Additionally, the Company does not have adequate review controls over our periodic financial reporting including maintaining sufficient monitoring controls over the recording of journal entries and maintaining sufficient segregation of duties.

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

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Reference is made to Note 6 “Commitments and Contingencies” of the Unaudited Condensed Consolidated Financial Statements of the Company contained elsewhere in this Quarterly Report on Form 10–Q for information on certain litigation to which we are a party.

Item 1A.	Risk Factors

The following risk factors are provided to supplement the risk factors of the Company previously disclosed under the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

We may not have sufficient cash on hand to meet our debt service requirements under the Non-Revolving Credit Facility in the next twelve months.

As of May 17, 2019, we had outstanding $203.6 million of indebtedness under our Non-Revolving Credit Facility. In the next twelve months we are obligated to pay interest in an aggregate amount of $21.1 under the Non-Revolving Credit Facility, with a payment of approximately $10.1million due on July 1, 2019 and a payment of approximately $11.0 million on January 1, 2020. As a result of our working capital deficit and our current liquidity position, we expect to draw down a substantial portion of the remaining principal balance of the Non-Revolving Credit Facility to make the interest payment due on July 1, 2019. If we are not able to improve our liquidity position prior to the January 1, 2020 interest payment due date for our Non-Revolving Credit Facility, we may not have sufficient available cash to pay the interest due on January 1, 2020. As a result, we may be required to seek a waiver or forbearance from our lenders in order to avoid a default under the Non-Revolving Credit Facility. In the event we are unsuccessful in receiving a waiver or forbearance from our lenders and we default under the Non-Revolving Credit Facility, our lenders could accelerate the maturity of our indebtedness under the Non-Revolving Credit Facility and foreclose upon the property that is pledged to secure the Non-Revolving Credit Facility, which property includes substantially all the assets of iPic-Gold Class and its wholly-owned subsidiaries, together with 100% of the equity interests of iPic-Gold Class. If the lenders under the Non-Revolving Credit Facility accelerate the maturity of the indebtedness thereunder, we would not have sufficient assets to satisfy our obligations under the Non-Revolving Credit Facility or our other indebtedness. We are actively seeking to raise additional capital and/or restructure our outstanding indebtedness under our Non-Revolving Credit Facility in order to avoid a default. However, there can be no assurance that we will be successful in doing so.

We recently received a delisting notice from NASDAQ and if we do not regain compliance with Nasdaq listing standards will be delisted from NASDAQ.

On May 15, 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that for the 30 consecutive business days prior to the date of the letter, we did not meet the minimum market value of listed securities of $35,000,000 required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until November 11, 2019, to regain compliance. In the event the Company does not regain compliance with the Nasdaq listing rules prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. Compliance can be achieved by meeting the market value of listed securities standard for a minimum of 10 consecutive trading days during the 180 day compliance period ending November 11, 2019, of which there can be no assurance.

We had previously received a similar letter from the Listing Qualifications Department of The Nasdaq Stock Market on December 28, 2018 stating that we did not meet the minimum market value of listed securities required for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided us with 180 calendar days to regain compliance. On March 12, 2019, we received notice from NASDAQ that for ten consecutive business days, the Company’s market value of listed securities had been $35,000,000 or greater and therefore the Company regained compliance with Nasdaq Listing Rule 5550(b)(2). In addition, we transferred our Class A common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market effective August 10, 2018. This transfer followed a letter from the Listing Qualifications Department of The Nasdaq Stock Market dated May 9, 2018 notifying us that for the past 30 consecutive business days prior to the date of the letter, the Company did not meet the minimum market value of publicly held shares of $15,000,000 required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(b)(3)(C).

There is no assurance that the Company will meet the minimum market value of listed securities for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) in the future or that we will continue to comply with other Nasdaq listing requirements. If our Class A Common Stock were to be delisted from the NASDAQ Capital Market, the liquidity of our Class A Common Stock would be materially impacted, which would decrease the attractiveness of our common stock to investors and result in a decline in the market price of our common stock.

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

The Company used the net proceeds from our IPO to purchase 7.32% of newly issued Common Units of Holdings. Holdings transferred the proceeds it received from the sale of such Common Units to IPIC-Gold Class. IPIC-Gold Class has used such proceeds for remodels prior to expected loan advances, as well as general corporate purposes, including opening new IPIC locations and renovating existing IPIC locations. As of March 31, 2019, all of the net proceeds from our IPO have been applied in the manner described above.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description
10.1*	Third Modification Agreement, dated as of March 4, 2019, by and among iPic-Gold Class Entertainment LLC, iPic Gold Class Holdings LLC, iPic Texas, LLC, iPic Media, LLC, Delray Beach Holdings, LLC, the Teachers’ Retirement System of Alabama and The Employees’ Retirement System of Alabama.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema
101 CAL*	XBRL Taxonomy Extension Calculation Linkbase
101 DEF*	XBRL Taxonomy Extension Definition Linkbase
101 LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2019	IPIC Entertainment Inc.

	By:	/s/ Hamid Hashemi
Hamid Hashemi
President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: May 20, 2019	IPIC Entertainment Inc.

	By:	/s/ Andre Loehrer
Andre Loehrer
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)